Form 10QSB
period 2006-07-31
Opes Exploration Inc.
filed 2006-09-12
CIK 1358652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

5,335,000 shares of issuer’s common stock, $0.001 par value, were outstanding at September 11, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Opes Exploration Inc.
(An Exploration Stage Company)

July 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Opes Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	July 31, 2006 $	January 31, 2006 $
ASSETS
Current Assets
Cash	37,373	51,803
Total Assets	37,373	51,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	1,250	5,500
Due to related parties	39	−
Total Liabilities	1,289	5,500
Contingencies (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,335,000 issued and outstanding	5,335	5,335
Additional Paid-In Capital	47,415	47,415
Donated Capital (Note 3)	6,750	2,250
Deficit Accumulated During the Exploration Stage	(23,416)	(8,697)
Total Stockholders’ Equity	36,084	46,303
Total Liabilities and Stockholders’ Equity	37,373	51,803

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from November 14, 2005 (Date of Inception) To July 31, 2006 $	For the Three Months Ended July 31, 2006 $	For the Six Months Ended July 31, 2006 $	For the period November 14, 2005 (Date of Inception) to January 31, 2006 $
Revenue	−	−	−	−

Expenses
Donated services and expenses (Note 3)	6,750	2,250	4,500	2,250
General and administrative	1,356	457	698	658
Impairment of mineral property	289	−	−	289
Mineral property costs	621	−	621	−
Professional fees	14,400	5,900	8,900	5,500
Total Expenses	23,416	8,607	14,719	8,697
Net Loss	(23,416)	(8,607)	(14,719)	(8,697)
Net Loss Per Share – Basic and Diluted		−	−	−
Weighted Average Shares Outstanding		5,335,000	5,335,000	2,526,000

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Six Months Ended July 31, 2006 $	For the period November 14, 2005 (Date of Inception) to January 31, 2006 $
Operating Activities
Net loss	(14,719)	(8,697)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services and expenses	4,500	2,250
Impairment of mineral property	−	289
Change in operating assets and liabilities
Accounts payable and accrued liabilities	(4,250)	5,500
Due to related parties	39	−
Net Cash Used In Operating Activities	(14,430)	(658)
Investing Activities
Mineral property costs	−	(289)
Net Cash Used In Investing Activities	−	(289)
Financing Activities
Proceeds from issuance of common stock	−	52,750
Net Cash Provided By Financing Activities	−	52,750
Increase (decrease) in Cash	(14,430)	51,803
Cash - Beginning of Period	51,803	−
Cash - End of Period	37,373	51,803

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has accumulated losses of $23,416 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and January 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2006
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
July 31, 2006
(Expressed in US dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Interim Financial Statements

  These interim unaudited financial statements for the periods ended July 31, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

  Related Party Balances/Transactions

  The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the six month period ended July 31, 2006, the Company recognized $1,500 in donated rent and $3,000 in donated services.

  As at July 31, 2006, the Company is indebted to the President of the Company for $39, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

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

As at July 31, 2006, we had a cash balance of $37,373. If the results of the Phase One exploration program are encouraging, we will have to raise additional funds starting in January 2008 so that Phase Two exploration could commence in June 2008.

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

Date: September 11, 2006

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

Date: September 11, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Racette, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Gordon Racette

Gordon Racette
Principal Executive Officer and Principal Financial Officer

Date: September 11, 2006