Form 10QSB
period 2006-10-31
Opes Exploration Inc.
filed 2006-12-12
CIK 1358652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

5,335,000 shares of issuer’s common stock, $0.001 par value, were outstanding at December 12, 2006. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Opes Exploration Inc.
(An Exploration Stage Company)

October 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Opes Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	October 31, 2006 $	January 31, 2006 $
ASSETS
Current Assets
Cash	33,529	51,803
Total Assets	33,529	51,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	1,366	5,500
Due to related parties	79	−
Total Liabilities	1,445	5,500
Contingencies (Note 1)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,335,000 issued and outstanding	5,335	5,335
Additional Paid-In Capital	47,415	47,415
Donated Capital (Note 3)	9,000	2,250
Deficit Accumulated During the Exploration Stage	(29,666)	(8,697)
Total Stockholders’ Equity	32,084	46,303
Total Liabilities and Stockholders’ Equity	33,529	51,803

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from November 14, 2005 (Date of Inception) To October 31, 2006 $	For the Three Months Ended October 31, 2006 $	For the Nine Months Ended October 31, 2006 $	For the period November 14, 2005 (Date of Inception) to January 31, 2006 $
Revenue	−	−	−	−

Expenses
Donated services and expenses (Note 3)	9,000	2,250	6,750	2,250
General and administrative	3,206	1,850	2,548	658
Impairment of mineral property	289	−	−	289
Mineral property costs	621	−	621	−
Professional fees	16,550	2,150	11,050	5,500
Total Expenses	29,666	6,250	20,969	8,697
Net Loss	(29,666)	(6,250)	(20,969)	(8,697)
Net Loss Per Share – Basic and Diluted		−	−	−
Weighted Average Shares Outstanding		5,335,000	5,335,000	2,526,000

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the Nine Months Ended October 31, 2006 $	For the period November 14, 2005 (Date of Inception) to January 31, 2006 $
Operating Activities
Net loss	(20,969)	(8,697)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services and expenses	6,750	2,250
Impairment of mineral property	−	289
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,134)	5,500
Due to related parties	79	−
Net Cash Used In Operating Activities	(18,274)	(658)
Investing Activities
Mineral property costs	−	(289)
Net Cash Used In Investing Activities	−	(289)
Financing Activities
Proceeds from issuance of common stock	−	52,750
Net Cash Provided By Financing Activities	−	52,750
Increase (decrease) in Cash	(18,274)	51,803
Cash - Beginning of Period	51,803	−
Cash - End of Period	33,529	51,803

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
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

  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2006, the Company has accumulated losses of $29,666 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Interim Financial Statements

  These interim unaudited financial statements for the periods ended October 31, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Comprehensive Loss

  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and January 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements

  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

  Related Party Balances/Transactions

  The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. For the nine month period ended October 31, 2006, the Company recognized $2,250 in donated rent and $4,500 in donated services.

  As at October 31, 2006, the Company is indebted to the President of the Company for $79, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

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

Market Maker Sponsorship

We have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board.

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

As at October 31, 2006, we had a cash balance of $33,529. If the results of the Phase One exploration program are encouraging, we will have to raise additional funds starting in January 2008 so that Phase Two exploration could commence in June 2008.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders./FONT>

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

Date: December 12, 2006

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

Date: December 12, 2006

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Racette, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Gordon Racette

Gordon Racette
Principal Executive Officer and Principal Financial Officer

Date: December 12, 2006