Form 10KSB
period 2007-01-31
Opes Exploration Inc.
filed 2007-05-09
CIK 1358652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number         000-52056

OPES EXPLORATION INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
9620 Williams Road, Richmond, British Columbia, Canada (Address of principal executive offices)	V7A 1H2 (Zip Code)

Issuer’s telephone number:  (604) 723-9660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X ] Yes         [   ]  No

State issuer’s revenues for its most recent fiscal year.

$nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $49,750 as of April 27, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2007
common stock - $0.001 par value	5,335,000

Documents incorporated by reference:  Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to Opes’ registration statement on Form SB-2 filed on May 5, 2006; Exhibit 10.1 (Declaration of Trust) filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006; Exhibit 10.2 (Letter Agreement) filed as an exhibit to Opes’ Form 8-K (Current Report) filed on April 26, 2007; and Exhibit 10.3 (Management Agreement) filed as an exhibit to Opes’ Form 8-K (Current Report) filed on May 4, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ X ]

Click here for printer-friendly PDF version

Opes Exploration Inc.	Form 10-KSB - 2007	Page 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Opes’ capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Opes’ files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-KSB for the fiscal year ended January 31, 2007, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Opes disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Opes may, from time to time, make oral forward-looking statements.  Opes strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Opes’ other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Opes to materially differ from those in the oral forward-looking statements. Opes disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business.

(a)

Business Development

Opes Exploration Inc. (“Opes”) is a Nevada corporation that was incorporated on November 14, 2005.

Opes maintains its statutory resident agent’s office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at 9620 Williams Road, Richmond, British Columbia, Canada, V7A 1H2. Opes’ office telephone number is (604) 723-9660.

Opes has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Opes’ business.

(b)

Business of Opes

Opes is an exploration stage company.  Its principal business is the exploration of its two mineral claims located near Atlin, British Columbia (the “Claims”) which were staked on January 13, 2006.  As of the date of this report, Opes has not yet conducted any exploration on the Claims.

Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Because of this regulation, Gordon Racette, a director and officer of Opes, is holding the Claims in trust for Opes until Opes has the Claims transferred to it or a subsidiary.  See Exhibit 10.1 – Declaration of Trust for more details.  The transfer would be at no cost to Opes other than the applicable transfer fees.

In February 2006, Opes engaged Erik A. Ostensoe, a professional geoscientist, who is familiar with the Atlin area to develop a report about the Claims.  The report entitled “Review and Recommendations, Lower Engineer 1 and 2 Claims, Mineral

Opes Exploration Inc.	Form 10-KSB - 2007	Page 3

Tenures 525338 and 525339, Wann Creek” dated February 15, 2006 (the “Report”) describes the Claims, the regional geology, the mineral potential of the Claims, and recommendations how Opes should explore the Claims.

Mr. Ostensoe is a qualified professional geologist with a B. Sc. degree in honors geology from the University of British Columbia obtained in 1960 and with more than forty years of experience. Mr. Ostensoe is a member in good standing of the Association of Professional Engineers and Geoscientists of British Columbia.

According to the Report, the Claims are immediately south of the former Engineer mine that operated at various times in the period between 1899 and 1987 until it flooded.  The regional geology surrounding the former Engineer mine of which the Claims are a part of have the potential to host gold veins.

The cost of the Claims charged to operations by Opes was $289, which represented the cost to stake the Claims.  However, Opes will incur much more significant expenses in order to explore the Claims as described below in “Item 6. Management Discussion and Analysis or Plan of Operation”.

Opes has no current plans to change its business activities from mineral exploration or to combine with another business.  It is possible that beyond the foreseeable future that if Opes’ mineral exploration efforts fail and world demand for the minerals Opes is seeking drops to the point that it is no longer economical to explore for these minerals Opes may need to change its business plans.  However, until Opes encounters such a situation it intends to explore for minerals in British Columbia or elsewhere.

Location and Means of Access to Opes’ Mineral Claims

The Claims are located approximately 19 miles southwest of Atlin, British Columbia, Canada.  The coordinates of the center of the Claims is at 59°29’ North and 134°14’ West.  The Claims cover an area of 805 hectares (approximately 2,000 acres).  The Claims lie inland from the east shore of Taku Arm of Tagish Lake. Map 1 below shows a map of the “Lower Engineer Claims” in relation to a larger map of northwestern United States, Western Canada and Alaska.  Map 2 below shows a map of the former Engineer Mine local area.  On Map 2, the Claim numbers 525338 and 525339 are visible along with other claims staked in the area.  Additionally, Map 2 shows access points such as lakes, rivers, roads, the location of the past producing mine, the scale of these features and a reference to north.

The town of Atlin is situated on the east shore of Atlin Lake near the northern British Columbia border and to the southeast of Alaska.  Atlin has a population of about 350 permanent residents and offers most services required to support mining activities.  The Claims are a short hike from the east shore of Taku Arm.  For convenience and practical considerations, the Claims are best reached from helicopter flight from Atlin.  Opes intends to access the Claims via helicopter from Atlin.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 4

Engineer Mine Local Area

Mineral Inventory Layers

MINFILE as Past Producer

Past Producer

Mineral Titles Layers

MTO Mineral Titles Online Labels <200K

Mineral

Placer

Topographic Layers

Roads 1:250K (<2M)

Lakes 1:250K (<2M)

Rivers 1:250K (<2M)

Grid Layers

Grid 1:250K maps - outline

BC Border Layers

BC Border 1:50K (<200K)

507528
526773
515571
503612
411090
507583
530334
411091
411092
411093
503984
408644
504073
521228
503610
504077
517382
512193
503613
504079
408642
504082
525419
525536
526691
525338
526885
526505
519404
525339
526506
525445

SCALE 1 : 101,085

2 0 2 4 6

KILOMETERS

1 kilometer = 0.621371192 mile

N

June 2, 2006 12:10 AM

Opes Exploration Inc.	Form 10-KSB - 2007	Page 5

Opes’ Mineral Claims

The Claims are unencumbered and in good standing and there are no third party conditions that affect the Claims other than conditions defined by the Province of British Columbia described below.  The combined Claims together make up an area of 805 hectares, which is equivalent to approximately 2,000 acres.

Opes has no insurance covering the Claims.  Management believes that no insurance is necessary since the Claims are unimproved and contain no buildings or improvements.

The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
525338	Lower Engineer 1	201847 100%	January 13, 2008	Good	394.902
525339	Lower Engineer 2	201847 100%	January 13, 2008	Good	411.533

There is no assurance that a commercially viable mineral deposit exists on the Claims.  Further exploration will be required before an evaluation as to the economic feasibility of the Claims is determined.  If minerals are discovered on the Claims and it appears that it would be economically viable to commercially mine the Claims, management plans to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of the subsidiary at that time.

Opes’ consulting geologist has written a report and provided Opes with recommendations of how Opes should explore the Claims.  Until Opes can validate otherwise, the Claims are without known reserves.  Opes is planning a three phase mineral exploration program as recommended by its consulting geologist.

On April 19, 2007, Opes agreed to the terms and conditions of a letter agreement dated April 18, 2007 between Gerry Diakow and Opes.  Pursuant to the terms and conditions of the letter agreement, Mr. Diakow has agreed to coordinate and conduct a Phase One mineral exploration program on the Claims.  Opes has agreed to pay Mr. Diakow CDN$25,000 for the completion of Phase One mineral exploration program, excluding any applicable taxes.  The mineral exploration program is to be conducted on the Claims in August 2007.  Opes has paid Mr. Diakow a deposit of CDN$5,000 and will pay an additional CDN$17,000 prior to August 2007 for exploration expenses.  The final payment of CDN$3,000 will be paid once the exploration work has been validly filed with the Province of British Columbia.  See Exhibit 10.2 – Letter Agreement for more details.

Conditions to Retain Title to Opes’ Mineral Claims

The Claims have an expiry date of January 13, 2008, and in order to maintain the tenures in good standing it will be necessary for Opes to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  The aggregate amount that Opes must expend in anniversary years 1, 2, and 3, is CDN$3,222.  For subsequent years, the aggregate amount is CDN$6,444.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Claims.

History of Atlin and Opes’ Mineral Claims

Atlin has always been closely identified with the mining industry, having been established about 1900 as a supply base and winter home for miners and prospectors working in the nearby mines, prospects and placer gold fields.  Placer gold fields are areas where gold is found in the gravels of a mining claim.  Placer mining continues to be an important component of the Atlin’s economy and other mining ventures have become increasingly significant in recent years with several properties either in or approaching the permitting and significant financing phases.   Significant mining properties that are located in the Tulesequah River valley, 200 km south of Atlin, are in advanced stages of exploration and approval process and are best accessed from Atlin.

The Claims are located close the Engineer mine, an historic gold-silver mine discovered in 1899.  The area surrounding the former Engineer mine was undoubtedly prospected carefully while the mine was in operation.  An area that is believed to be on the Claims was first mentioned in Annual Reports of the British Columbia Ministry of Mines for 1913 and again in 1918.  The reports mention a polymetallic vein occurrence with gold, silver, lead and zinc values.  It should be noted that these are historical reports and Opes has yet to confirm any mineral reserves on the Claims.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 6

Present Conditions of Opes’ Mineral Claims

Opes has yet to explore or access the Claims.  However, according to the Report Opes should expect to find an area of dissected plateau terrain with the highest elevations being approximately 5,000 feet above sea level.  The tree-line is commonly at about 5,000 feet.  Forest cover is patchy, with muskeg bogs in lower elevation areas that have poorly developed drainage and/or permafrost, evergreen trees, primarily spruce and pine, along valley walls, and stands of aspen and poplar where drainage is suitable.  Grassy slopes and meadows are found in many parts of the area. There is no equipment, infrastructure or electricity on the Claims.

Geology of Opes’ Mineral Claims

The Claims are the subject of the Report prepared by Erik A. Ostensoe, P. Geo., dated February 15, 2006.  Mr. Ostensoe has not been on the Claims, but he is familiar with the Atlin mining district and has reviewed various government publications, maps, and reports to determine the geology of the Claims.  The Report indicates that the southern parts of the Claims appear to be underlain by Upper Triassic age Stuhini Group (refers to location of a rock body) rocks and by strongly metamorphosed Permian (refers to a time period approximately 270 million years ago) and possibly older formations.  The latter have been altered by the intrusion of the Coast Crystalline (refers to location of a rock body) plutonic suite (refers a type of previously molten rock that has solidified below the earth’s surface) to chlorite actinolite schist (refers to a type of rock formarion) and biotite schist (refers to a type of rock formation).  The northern parts of dominantly Labarge Group (refers to location of a rock body) turbiditic greywacke (refers to a type of rock formation) of Lower Jurassic (refers to a time period approximately 180 million years ago) age.  In general, the Claims have the potential to host minerals such as gold, silver, platinum and other metallic minerals.  It should be noted that Opes has yet to confirm any mineral reserves on the Claims.

Competition

The mineral exploration business is an extremely competitive industry.  Opes is competing with many other exploration companies looking for minerals.  Opes is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Opes competes with other similar companies for financing and joint venture partners.  Additionally, Opes competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for Opes’ exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.

Dependence on Major Customers

Opes has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Opes has no intellectual property such as patents or trademarks. Additionally, Opes has no royalty agreements or labor contracts.

Government Controls and Regulations

Opes will be required to comply with all regulations provided in the Mineral Tenure Act (British Columbia).  The effect of these existing regulations on the business of Opes and its Claims is that Opes is able to carry out its exploration program as planned.  However, it is possible that the regulations could change, which could limit Opes’ ability to explore the Claims, but management believes this is highly unlikely.

Costs and Effects of Compliance with Environmental Laws

Opes currently has no costs to comply with environmental laws concerning its exploration program on the Claims.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 7

Expenditures on Research and Development During the Last Two Fiscal Years

Opes has not incurred any research or development expenditures since its inception on November 14, 2005.

Number of Total Employees and Number of Full Time Employees

Opes does not have any employees other than Ken Ralfs and Gordon Racette, its directors.  Opes intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on the Claims as required throughout the course of its mineral exploration program.  On April 19, 2007, Opes retained the services of an independent geologist to conduct Phase One mineral exploration program.  See Exhibit 10.2 – Letter Agreement for more details.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including Opes’ financial statements and the related notes, in evaluating Opes’ business and prospects.  The risks and uncertainties described below are not the only ones that impact on Opes’ business.  Additional risks and uncertainties not presently known to Opes or that management currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, Opes’ business and financial results could be harmed.  In that case, the trading price of Opes’ common stock could decline.

Risks associated with Opes’ business:

1.

If Opes does not obtain additional financing, its business plan will fail.

Opes’ current operating funds are estimated to be sufficient to complete the first phase of exploration on the Claims.  However, Opes will need to obtain additional financing in order to complete its plan of operation.  The plan of operation calls for significant expenses in connection with the exploration of the Claims.  Opes has not made arrangements to secure any additional financing.

2.

If Opes fails to make required payments or expenditures, Opes could lose title to the Claims.

The Claims have an expiry date of January 13, 2008 and in order to maintain the tenures in good standing it will be necessary for Opes to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Claims.

3.

Opes’ auditors have expressed substantial doubt about Opes’ ability to continue as a going concern, and as a result Opes may find it difficult to obtain additional financing.

The accompanying financial statements have been prepared assuming that Opes will continue as a going concern.  As discussed in Note 1 to the financial statements, Opes was recently incorporated on November 14, 2005, and does not have a history of earnings, and as a result, Opes’ auditors have expressed substantial doubt about its ability to continue as a going concern.  Continued operations are dependent on Opes’ ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Opes’ financial statements do not include any adjustments that may result from the outcome of this uncertainty.

4.

As a result of only recently commencing business operations, Opes faces a high risk of business failure.

Opes has not begun the initial stages of exploration of the Claims, and thus has no way to evaluate the likelihood whether Opes will be able to operate its business successfully.  Opes was incorporated on November 14, 2005 and to date has been involved primarily in organizational activities, acquiring Claims and obtaining financing.  Opes has not earned any revenues and has never achieved profitability as of the date of this annual report.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Claims that Opes plans to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  Opes has no history upon which to base any assumption as to the likelihood that its business will prove successful, and Opes can provide no assurance to investors that Opes will generate any operating revenues or ever achieve profitable operations.  If Opes is unsuccessful in addressing these risks its business will likely fail.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 8

5.

Opes expects to incur operating losses for the foreseeable future, which may cause Opes to run out of funds.

Opes has not earned revenue and has never been profitable.  Prior to completing exploration on the Claims, Opes may incur increased operating expenses without realizing any revenues from the Claims, which could cause Opes to run out of funds and, as a result, its business will likely fail.

6.

If Opes does not find a joint venture partner for the continued development of the Claims, Opes may not be able to advance its exploration program.

If the results of the Phase Two mineral exploration program are successful, Opes may try to enter a joint venture agreement with a partner for the further exploration and possible production on the Claims.  Opes would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost.  In addition, if Opes entered into a joint venture agreement, it would likely assign a percentage of its interest in the Claims to the joint venture partner.  If Opes is unable to enter into a joint venture agreement with a partner, Opes may fail to find the required funding for further exploration and possible production.

7.

No professional geologist has been on the Claims, and as a result Opes may find that the Claims cannot host a viable mineral deposit.

To Opes’ knowledge, a professional geologist has not set foot on the Claims.  Opes’ consulting geologist, Erik A. Ostensoe, has prepared the geological report based on published information about the geology of the area on and around the Claims.  A site visit to the Claims by a professional geologist could reveal that the Claims cannot host a viable mineral deposit.

8.

Access to the Claims may be restricted by inclement weather during the year, which may delay the proposed mineral exploration program, which could prevent Opes from generating revenues.

Access to the Claims is restricted to the period between May 1 and October 15 of each year due to snow in the area.  As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.  Such delays can result in Opes’ inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia.  This could cause Opes’ plan of operation to fail unless Opes can meet deadlines.

9.

Opes’ business may fail if Opes does not obtain clear title to the Claims.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Since Opes is a Nevada corporation Opes is not legally allowed to hold claims in British Columbia.  The Claims are being held in trust for us by Gordon Racette.  If Opes confirms economically viable deposits of gold on the Claims Opes will incorporate a British Columbia subsidiary to hold title the Claims and Mr. Racette will transfer the Claims to the subsidiary.  Until Opes can confirm viable gold deposits, Mr. Racette is holding the Claims in trust for Opes by means of a trust agreement.  However, there could be situations such as the death or bankruptcy of Mr. Racette that could prevent Opes from obtaining clear title to the Claims.  If Opes is unable to obtain clear title to the Claims its business will likely fail.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 9

Risks associated with Opes’ industry:

10.

There is substantial risk that no commercially viable mineral deposits will be found due to the speculative nature of mineral property exploration.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk.  Opes cannot provide investors with assurance that the Claims contain commercially viable mineral deposits.  The exploration program that Opes intends to conduct on the Claims may not result in the discovery of commercial viable mineral deposits.  Also, problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, Opes may be unable to complete its plan of operation.

11.

There is a risk that Opes may incur liability or damages as it conducts in business due to the inherent dangers involved in mineral property exploration.

The search for minerals involves numerous hazards.  As a result, Opes may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Opes cannot insure or against which management may elect not to insure.  Opes currently has no such insurance nor does it expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed Opes’ asset value and cause Opes to liquidate all of its assets.

12.

As Opes undertakes exploration on the Claims, Opes will be subject to compliance of government regulation, which may increase the anticipated time and cost of the mineral exploration program.

There are several governmental regulations that materially restrict the exploration of minerals.  Opes will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as it carries out the mineral exploration program.  Opes may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While Opes’ planned mineral exploration program provides a budget for regulatory compliance, there is a risk that new regulations could increase the time and costs of doing business and prevent Opes from carrying out its mineral exploration program.

13.

Opes may not be able to market any minerals that may be found on the Claims due to market factors in the mining business that are not in the control of Opes.

The mining industry, in general, is intensely competitive and Opes can provide no assurance that even if minerals are discovered that a ready market will exist from the sale of any minerals found.  Numerous factors beyond Opes’ control may affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Opes not receiving an adequate return on invested capital.

Risks associated with Opes’:

14.

Opes holds a significant portion of its cash reserves in United States dollars, and as a result may experience weakened purchasing power in Canadian dollar terms and not be able to afford to conduct its planned mineral exploration program.

Opes holds a significant portion of its cash reserves in United States dollars.  Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms.  If there was to be a significant decline in the United States dollar versus the Canadian Dollar, Opes’ US dollar purchasing power in Canadian dollars would also significantly decline.  If a there was a significant decline in the US dollar Opes would not be able to afford to conduct its planned mineral exploration program.  Opes has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 10

15.

Management owns the majority of Opes’ common stock, and as a result has the ability to override the interests of other stockholders.

Management owns 56.2% of Opes’ outstanding common stock.  Stockholders may find the corporate decisions influenced by management are inconsistent with the interests of their own and the interests of other stockholders.

16.

“Penny Stock” rules may make buying or selling Opes’ common stock difficult, and severely limit their market and liquidity.

Trading in Opes’ securities is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  These rules govern how broker-dealers can deal with their clients and “penny stocks”.  The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Opes’ securities, which could severely limit their market price and liquidity of its common stock.  See “Penny Stock rules” on page 12 for more details.

Item 2.

Description of Property.

Opes’ executive offices are located at 9620 Williams Road, Richmond, British Columbia, Canada, V7A 1H2.  Opes’ president, Ken Ralfs, currently provides this space to Opes free of charge.  This space may not be available to Opes free of charge in the future.

Opes also has two mineral claims located in the Atlin Mining Division, British Columbia, Canada as described above in “Item 1. Description of Business”.

Item 3.

Legal Proceedings.

Opes is not a party to any pending legal proceedings and, to the best of Opes’ knowledge, none of Opes’ property or assets are the subject of any pending legal proceedings

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

Opes’ common stock has been quoted on the NASD OTC Bulletin Board since December 15, 2006 under the symbol “OPXI”.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended April 26, 2007.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
26 April 2007	$0.16	$0.10	Pink Sheets LLC
31 January 2007	$0.10	$0.10	Pink Sheets LLC

(b)

Holders of Record

There are approximately 39 holders of record of Opes’ common stock.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 11

(c)

Dividends

Opes has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Opes’ Board of Directors.

(d)

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, with the exception of the following:

Opes has sold 5,335,000 shares of unregistered securities. All of these 5,335,000 shares were subscribed for in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 (the “1933 Act”) and were sold to Canadian residents.

The shares include the following:

1.

On November 28, 2005, Opes issued 3,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $3,000 received from Gordon Racette.

2.

On January 23, 2006, Opes issued 1,675,000 shares of common stock to 14 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $16,750.

3.

On January 31, 2006, Opes issued 660,000 shares of common stock to 21 non-affiliate Canadian residents at a price of $0.05 per share for cash proceeds of $33,000.

With respect to all of the above offerings, Opes completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Opes did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to Opes that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Opes and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Opes is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Each investor was given adequate access to sufficient information about Opes to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Opes’ common stock.

(e)

Penny Stock Rules

Trading in Opes’ common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Opes’ common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Opes’ securities, which could severely limit their market price and liquidity of Opes’ securities.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 12

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF OPES EXPLORATION INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

The Claims are in good standing until January 13, 2008, and have been assigned tenure numbers 525338 and 525339 by the Province of British Columbia (the “Province”).  The Claims are similar in size and cover a combined area of 805 hectares (approximately 2,000 acres).  In order to keep the Claims in good standing, Opes must perform and record exploration work of approximately CDN $3,550 by January 13, 2008, or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

Opes’ plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to Opes obtaining any additional funding necessary for the continued exploration of the Claims.  Opes does not have enough funds to complete the Phase Two or Phase Three programs, which Opes would plan to start in the summer of 2008 if the results of the Phase One mineral exploration program are encouraging.  The following is a brief summary of the three phases of the mineral exploration program:

1.

Opes will perform preliminary work researching the Claims by having a geologist or an experienced prospector review available information about the Claims.  Management anticipates spending approximately CDN$1,600 to purchase maps, air photographs and publications available at British Columbia government branches in Victoria and Vancouver.

2.

The next anniversary date of the Claims is January 13, 2008 and Opes does not intend to perform any exploration on the Claims during the 2007 exploration season.  In order to keep the Claims in good standing Opes can pay the Province of British Columbia approximately CDN$3,500 in lieu of exploration.  Alternately, in order to save money Opes may abandon and re-stake the Claims during a late night online staking session between November 1, 2006 and January 12, 2007.  The cost to abandon and re-stake the Claims is approximately CDN$400.

3.

As recommended by Opes’ consulting geologist, Opes plans to conduct Phase One of its three phase mineral exploration program starting in August 2007.  The Phase One mineral exploration program is expected to cost approximately CDN$25,500.  A two-person field crew will helicopter onto the Claims and will stay for a period of 14 days.  During this period the crew will generally survey the Claims seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take approximately 100 samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by helicopter.

4.

The samples obtained during the Phase One mineral exploration program will be analyzed at a laboratory and Opes will review the results of the Phase One mineral exploration program in the winter of 2007.  Opes will engage a consulting geologist to interpret the results of Phase One.  If Opes is able to identify favorable rock formations and structures with elevated metal values Opes will plan and conduct a Phase Two program.

5.

If the Phase Two mineral exploration program were to proceed, Opes’ consulting geologist has indicated that Opes should budget approximately CDN$100,000 for the Phase Two program.  If Opes proceeds with the Phase Two program Opes would do so in June 2008.  A four person crew will helicopter onto the Claims and will stay for a period of three weeks.  During this period the crew would prospect, obtain samples and possibly trench and perform geophysical surveys depending on the results of Phase One.  The crew would obtain 150 soil samples and 50 rock samples obtained via rock drilling and explosive use.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by helicopter.

6.

In the case that the Phase Two exploration program takes place, Opes will review its results in winter 2008.  If Opes is able to continue to confirm elevated metal values at specific targets Opes would consider Phase Two a success and would plan for a Phase Three mineral exploration program.  The Phase Three program is expected to cost at least CDN$200,000.  At this stage, Opes would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If Opes proceeds with the Phase Three exploration plan it would commence in June 2009.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 13

Financial Condition

As at January 31, 2007, Opes had a cash balance of $24,957.  If the results of the Phase One mineral exploration program are encouraging, Opes will have to raise additional funds starting in January 2008 so that Phase Two mineral exploration program could commence in June 2008.

During the next 12 months, Opes does not anticipate generating any revenue.  If additional funds become required, the additional funding will come from equity financing from the sale of Opes’ common stock or sale of part of its interest in the Claims.  If Opes is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Opes.  Opes does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund Phase Two or Phase Three mineral exploration programs.  In the absence of such financing, Opes’ business will fail.

Opes may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete the Phase Three mineral exploration program.  Opes has not undertaken any efforts to locate a joint venture partner for Phase Three.  If Opes enters into a joint venture arrangement, Opes will assign a percentage of its interest in the Claims to the joint venture partner.

Based on the nature of Opes’ business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Opes’ future financial results are also uncertain due to a number of factors, some of which are outside of its control.  These factors include, but are not limited to:

●

Opes’ ability to raise additional funding;

●

the market price of gold;

●

the results of the proposed mineral exploration programs on the Claims; and

●

Opes’ ability to find joint venture partners for the development of the Claims.

Due to Opes’ lack of operating history and present inability to generate revenues, Opes’ auditors have stated their opinion that there currently exists substantial doubt about Opes’ ability to continue as a going concern.  Even if Opes completes its current mineral exploration program and it is successful in identifying a mineral deposit, Opes will have to spend substantial funds on further drilling and engineering studies before Opes will know if it has a commercially viable mineral reserve.

Transportation Purchase Plan

The transportation costs of Phase One are comprised of helicopter service from Atlin to the Claims and mobilization to Atlin.  For Phase One Opes has CDN$6,600 to allow up to six hours of helicopter trips from Atlin to and from the Claims.  Opes has also budgeted CDN$2,000 for mobilization to Atlin from Richmond, British Columbia.

Equipment Purchase Plan

Opes will purchase camp equipment and prospecting supplies for the Phase One mineral exploration program.  The expected cost of the camp equipment such as tents, stove, and other typical camping equipment will be CDN$1,000.

Consumable Purchase Plan

Opes will purchase consumables including groceries and propane to provide for two persons for 14 days for the Phase One mineral exploration program.  The expected cost of these consumables will be CDN$1,000.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 14

Employee Hiring (Labor) Plan

Opes will not hire any employees.  Opes will retain two consulting prospectors to perform the Phase One mineral exploration program.  The expected cost of the each prospector is CDN$200 per day.  Opes is budgeting to pay each prospector for 20 days to conduct the Phase One mineral exploration program.  The expected cost of labor for Phase One and will be CDN$8,000.

Sample Analysis Plan

Opes plans to allow for the analysis for up to 100 samples.  The estimated cost of each sample is CDN$20 per sample.  The expected cost for sample analysis will be CDN $2,000 for the Phase One mineral exploration program.

Phase One - Exploration Cost Review

The costs described include preliminary research, transportation, equipment, consumables, labor, and sample analysis make up the entire cost of the Phase One mineral exploration program.  All the costs described above are estimated so Opes is providing a 15% contingency allowance for unanticipated and wrongly estimated costs.  The table below summarizes the cost estimate for the Phase One mineral exploration program.

Phase One - Exploration Items	Cost Estimate CDN$
Preliminary Research	1,600
Transportation	8,600
Equipment	1,000
Consumables	1,000
Labor	8,000
Sample Analysis	2,000
Contingency at 15%	3,300
Phase One Total	CDN$ 25,500

On April 19, 2007, Opes signed a letter agreement with an independent geologist for the Phase One mineral exploration program.  See Exhibit 10.2 – Letter Agreement for more details.

Accounting and Audit Plan

Opes intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Opes’ outside consultant is expected to charge us approximately $1,250 to prepare the quarterly financial statements and approximately $1,750 to prepare the annual financial statements.  Opes’ independent auditor is expected to charge approximately $1,250 to review the quarterly financial statements and approximately $5,000 to audit the annual financial statements.  In the next twelve months, management anticipates spending approximately $14,250 to pay for its accounting and audit requirements.

Legal Expense Plan

Management expects to incur legal costs of approximately $1,500 per quarter to support three quarterly 10-QSB filings and $4,000 to support one annual 10-KSB filing.  In the next twelve months, management anticipates spending approximately $10,000 for legal costs to pay for three quarterly filings and one annual filing.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 15

Functional Currency

Opes’ functional currency is the United States dollar.  Opes has determined that its functional currency is the United States dollar for the following reasons:

●

Opes’ current and future financings are and will be in United States dollars;

●

Opes maintains a majority of its cash holdings in United States dollars;

●

any potential sales of gold recovered from the Claims will be undertaken in United States dollars;

●

a majority of Opes’ administrative expenses are undertaken in United States dollars;

●

all cash flows are generated in United States dollars; and

●

the Claims are located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Exploration Expenses – Canadian GAAP vs. US GAAP

Under Canadian GAAP, mineral properties including exploration, development and acquisition costs, are carried at cost and charged to operations if the properties are abandoned or impaired.  Under US GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs.  Opes’ audited financial statements use US GAAP.

Results of Operations

Opes has had no operating revenues since its inception on November 14, 2005, through to January 31, 2007.  Opes’ activities have been financed from the proceeds of share subscriptions.  Since inception, on November 14, 2005, to January 31, 2007, Opes raised a total of $52,750 from private offerings of its common stock.

For the period from inception on November 14, 2005, to January 31, 2007, Opes incurred total expenses of $39,200.  These expenses included (1) $3,708 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $20,192 in professional fees; (3) $10,750 for donated services and expenses; (4) $4,261 for general and administrative costs; and (5) $289 for the acquisition and staking cost for the Claims.

For the year ended January 31, 2007, Opes incurred total expenses of $30,503.  These expenses included (1) $3,708 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $14,692 in professional fees; (3) $8,500 for donated services and expenses; and (4) $3,603 for general and administrative costs.

For the year ended January 31, 2006, Opes incurred total expenses of $8,697.  These expenses included (1) $5,500 in professional fees; (2) $2,250 for donated services and expenses; (3) $658 for general and administrative costs; and (4) $289 for the acquisition and staking cost for the Claims.

Liquidity and Capital Resources

Opes had working capital of $24,957 as of January 31, 2007, compared with $51,803 as of January 31, 2006.

There are no assurances that Opes will be able to achieve further sales of its common stock or any other form of additional financing.  If Opes is unable to achieve the financing necessary to continue its plan of operations, Opes will not be able to continue its exploration of the Claims and its business will fail.

Management believes that Opes’ current cash will be sufficient to fully finance its operations at current and planned levels through July 2007.  Management intends to manage Opes’ expenses and payments to preserve cash until Opes is profitable, otherwise additional financing must be arranged.  Specifically such cash management actions include donation of rent and services by Opes’ directors and officers.

Net Cash Used in Operating Activities

For the fiscal year ended January 31, 2007, net cash used in operating activities totaled $26,846 compared with $658 for the previous fiscal year.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 16

At January 31, 2007, Opes had cash of $24,957 and working capital of $24,300.  During the fiscal year ended January 31, 2007, Opes used $26,846 in cash for operating activities.  This was primarily a result of an operating loss of $30,503, offset by non-cash items for donated services of $8,500, and a net decrease in operating assets and liabilities of $4,843.  During the fiscal year ended January 31, 2007, Opes paid $1,508 towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $3,335.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended January 31, 2007 as compared with $289 of cash used for the previous fiscal year.

Net Cash Used in Financing Activities

Net cash provided by financing activities decreased to $nil for the fiscal year ended January 31, 2007 as compared with financing of $52,750 for the previous fiscal year from the issuance of common stock.

Off-Balance Sheet Arrangements

Opes has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Internal and External Sources of Liquidity

Opes’ internal sources of liquidity will be loans that may be available to Opes from management.  The president has loaned Opes funds and donated services and rent.  Though Opes has no written arrangements with its president, Opes expects that the president will provide Opes with internal sources of liquidity if it is required.

If required, Opes’ external sources of liquidity will be private placements for equity conducted outside the United States.  Opes has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Opes had no contingencies or long-term commitments at January 31, 2007.

Critical Accounting Policies

Opes’ financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of Opes’ financial statements.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Opes regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations.  Opes bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Opes may differ materially and adversely from Opes’ estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 17

Basic and Diluted Net Income (Loss) Per Share

Opes computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

Opes considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Property Costs

Opes has been in the exploration stage since its inception on November 14, 2005 and has not yet realized any revenues from its planned operations.  Opes is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  Opes assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Opes’ operations are in Canada, which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to Opes’ operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Opes does not use derivative instruments to reduce its exposure to foreign currency risk.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 18

Item 7.

Financial Statements

Opes Exploration Inc.

(An Exploration Stage Company)

January 31, 2007

Index

Report of Independent Registered Public Accounting Firm F–1

Balance Sheets F–2

Statements of Operations F–3

Statements of Cash Flows F–4

Statements of Stockholders’ Equity F–5

Notes to the Financial Statements F–6

Opes Exploration Inc.	Form 10-KSB - 2007	Page 19

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Opes Exploration Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Opes Exploration Inc. (An Exploration Stage Company) as of January 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the year ended January 31, 2007 and for the period from November 14, 2005 (Date of Inception) to January 31, 2006 and accumulated from November 14, 2005 (Date of Inception) to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opes Exploration Inc. (An Exploration Stage Company) as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended January 31, 2007 and for the period from November 14, 2005 (Date of Inception) to January 31, 2006 and accumulated from November 14, 2005 (Date of Inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2007, except as to Note 7 which is as of May 4, 2007

Opes Exploration Inc.	Form 10-KSB - 2007	Page 20

Opes Exploration Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	January 31, 2007 $	January 31, 2006 $

ASSETS

Current Assets

Cash	24,957	51,803
Prepaid expenses	3,410	–

Total Assets	28,367	51,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,250	–
Accrued liabilities	1,742	5,500
Due to related parties (Note 3(b))	75	–

Total Liabilities	4,067	5,500

Contingencies (Note 1)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,335,000 issued and outstanding	5,335	5,335

Additional Paid-In Capital	47,415	47,415

Donated Capital (Note 3(a))	10,750	2,250

Deficit Accumulated During the Exploration Stage	(39,200)	(8,697)

Total Stockholders’ Equity	24,300	46,303

Total Liabilities and Stockholders’ Equity	28,367	51,803

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.	Form 10-KSB - 2007	Page 21

Opes Exploration Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated from		For the period
	November 14, 2005	For the	November 14, 2005
	(Date of Inception)	Year Ended	(Date of Inception)
	To January 31,	January 31,	To January 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated services and expenses (Note 3)	10,750	8,500	2,250
Exploration costs	3,708	3,708	–
General and administrative	4,261	3,603	658
Impairment of mineral property	289	–	289
Professional fees	20,192	14,692	5,500

Total Expenses	39,200	30,503	8,697

Net Loss	(39,200)	(30,503)	(8,697)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		5,335,000	2,526,000

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.	Form 10-KSB - 2007	Page 22

Opes Exploration Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated from		For the period
	November 14, 2005	For the	November 14, 2005
	(Date of Inception)	Year Ended	(Date of Inception)
	To January 31,	January 31,	to January 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(39,200)	(30,503)	(8,697)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services and expenses	10,750	8,500	2,250
Impairment of mineral property costs	289	–	289

Change in operating assets and liabilities:
Prepaid expenses	(3,410)	(3,410)	–
Accounts payable and accrued liabilities	3,992	(1,508)	5,500
Due to related parties	75	75	–

Net Cash Used In Operating Activities	(27,504)	(26,846)	(658)

Investing Activities

Mineral property acquisition costs	(289)	–	(289)

Net Cash Used In Investing Activities	(289)	–	(289)

Financing Activities

Proceeds from issuance of common stock	52,750	–	52,750

Net Cash Provided By Financing Activities	52,750	–	52,750

Increase (decrease) in Cash	24,957	(26,846)	51,803

Cash - Beginning of Period	–	51,803	–

Cash - End of Period	24,957	24,957	51,803

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.	Form 10-KSB - 2007	Page 23

Opes Exploration Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from November 14, 2005 (Date of Inception) to January 31, 2007

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – November 14, 2005 (Date of Inception)	–	–	–	–	–	–

Common shares issued for cash at $0.001 per share	3,000,000	3,000	–	–	–	3,000

Common shares issued for cash at $0.01 per share	1,675,000	1,675	15,075	–	–	16,750

Common shares issued for cash at $0.05 per share	660,000	660	32,340	–	–	33,000

Donated services and expenses	–	–	–	2,250	–	2,250

Net loss for the period	–	–	–	–	(8,697)	(8,697)

Balance – January 31, 2006	5,335,000	5,335	47,415	2,250	(8,697)	46,303

Donated services and expenses	–	–	–	8,500	–	8,500

Net loss for the year	–	–	–	–	(30,503)	(30,503)

Balance – January 31, 2007	5,335,000	5,335	47,415	10,750	(39,200)	24,300

(The accompanying notes are an integral part of these financial statements.)

Opes Exploration Inc.	Form 10-KSB - 2007	Page 24

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

1.

Exploration Stage Company

Opes Exploration Inc. (the “Company”) was incorporated in the State of Nevada on November 14, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has accumulated losses of $39,200 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

b)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, an deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Basic and Diluted Net  Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 25

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)

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

g)

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)

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

i)

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

j)

Stock-based Compensation

Prior to February 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 26

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

k)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 27

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

k)

Recent Accounting Pronouncements (continued)

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

3.

Related Party Balances/Transactions

a)

The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. Effective January 1, 2007, the Company compensates the President of the Company for the services provided at CDN$833 per month. For the year ended January 31, 2007, the Company recognized $3,000 in donated rent and $5,500 in donated services.

b)

As at January 31, 2007, the Company is indebted to the former President of the Company for $75, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

4.

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

5.

Common Stock

a)

On January 31, 2006, the Company issued 660,000 common shares at a price of $0.05 per common share for cash proceeds of 33,000.

b)

On January 23, 2006, the Company issued 1,675,000 common shares at a price of $0.01 per common share for cash proceeds of $16,750.

c)

On November 28, 2005, the Company issued 3,000,000 common shares to the President of the Company at a price of $0.001 per common share for cash proceeds of $3,000.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 28

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2007

(Expressed in US dollars)

6.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $28,450, which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $7,710 and $2,240, respectively.

The components of the net deferred tax asset at January 31, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	January 31, 2007 $	January 31, 2006 $

Net Operating Losses	28,450	6,400

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	9,050	2,240

Valuation Allowance	(9,050)	(2,240)

Net Deferred Tax Asset	–	–

7.

Subsequent Event

On May 1, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company.  Under the terms of the Agreement, the Company will pay management fees of CDN$3,000 per month plus reimbursement of all out-of-pocket expenses.  The Agreement expires on April 30, 2008.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 29

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Opes’ accountants on accounting and financial disclosure.  Opes’ Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures

Ken Ralfs, Opes’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Opes’ disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, Mr. Ralfs has concluded that, as of the Evaluation Date, Opes’ disclosure controls and procedures are effective in alerting Opes on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Opes’ internal controls or, to Opes’ knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Opes carried out this evaluation.

Item 8B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Opes reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

Each director of Opes holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Opes’ management team is listed below.

Officer’s Name
Ken Ralfs	Director President, CEO & CFO

Gordon Racette	Director Treasurer & Corporate Secretary

Ken Ralfs ●  Mr. Ralfs (60 years old) has been a director and the president, CEO and CFO of Opes since January 2007.  Mr. Ralfs has been a self-employed geologist since 1989 and has served as a director and officer of various public companies since 1989.  Mr. Ralfs received his B.S. Degree in Geology in 1975 from the University of British Columbia.  Mr. Ralfs has been a director of Dynamic Resources Ltd. on the CNQ market since February 2004 and has been a director of Isx Resources Inc. on the TSX Venture market since August 2004.

Gordon Racette ●  Mr. Racette (53) has been a director and the treasurer and corporate secretary of Opes since inception.  Mr. Racette was the president, CEO, and CFO of Opes from November 2005 to January 2007.   During the past five years, Mr. Racette has worked as a correctional officer from 1988 to April 2004 at the Willingdon Youth Detention Center in Burnaby, British Columbia, Canada.  Since September 2001 to the present, Mr. Racette has had a part-time position with Douglas College in Surrey, British Columbia, Canada as a control tactics instructor. A control tactics instructor is person who teaches students proficiency in subduing non-compliant to violent individuals both physically and mentally.  Mr. Racette does not currently serve on any board of directors for any other public companies.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 30

(b)

Identify Significant Employees

Opes has no significant employees other than Ken Ralfs and Gordon Racette, who are the directors and officers of Opes. Mr. Ralfs and Mr. Racette will devote approximately 20 hours and 20 hours respectively per week or 50% of their working time to the business of Opes.  For its accounting requirements Opes utilizes the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of our annual and interim financial statements in accordance with accounting principles generally accepted in the United States.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Opes to become directors or executive officers.

(d)

Involvement in Certain Legal Proceedings

(1)

No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)

No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)

No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)

Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Opes is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  Ken Ralfs and Gordon Racette each failed to file a Form 5 (Annual Statement of Beneficial Ownership) or alternatively provide Opes with a written representation that a Form 5 was not required.

(f)

Nomination Procedure for Directors

Opes does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Opes has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)

Audit Committee Financial Expert

Opes has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.

(h)

Identification of Audit Committee

Opes does not have a separately-designated standing audit committee.  Rather, Opes’ entire board of directors perform the required functions of an audit committee.  Currently, Ken Ralfs and Gordon Racette are the only member of Opes’ audit committee.  Mr. Racette meets Opes’ independent requirements for an audit committee member.  See Item 12. (c) Director independence below for more information on independence.

Opes’ audit committee is responsible for: (1) selection and oversight of Opes’ independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

(3) establishing procedures for the confidential, anonymous submission by Opes’ employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of January 31, 2007, Opes did not have a written audit committee charter or similar document.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 31

(i)

Code of Ethics

Opes has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Opes undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Ken Ralfs at 604-723-9660 to request a copy of Opes’ financial code of ethics.  Management believes Opes’ financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

Opes has paid $nil in compensation to its named executive officers during its fiscal year ended January 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Ken Ralfs CEO Jan 2007 - present CFO Jan 2007–present	2006 2007	n/a 2,500	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil	n/a nil
Gordon Racette CEO Nov 2005 –Jan 2007 CFO Nov 2005 – Jan 2007	2006 2007	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil

Since Opes’ inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Opes and any of its directors whereby such directors are compensated for any services provided as directors.

On May 1, 2007, Opes retained the continued services of Ken Ralfs for a term of 12 months pursuant to the terms and conditions of a management agreement.  Mr. Ralfs will continue to provide his services as the president and chief executive officer of Opes Exploration Inc. and his business management expertise to Opes Exploration Inc. in connection with its business activities.  Opes Exploration Inc. will pay Mr. Ralfs CDN$3,000 per month for providing such services and will reimburse Mr. Ralfs for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement.  Either party may terminate the agreement with 30 days’ notice.  See Exhibit 10.3 – Management Agreement for more details.

There are no other employment agreements between Opes and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Opes or from a change in a named executive officer’s responsibilities following a change in control.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 32

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Ken Ralfs 9620 Williams Road Richmond, BC V7A 1H2	2,000,000	37.5%
common stock	Gordon Racette 8731 Cambie Road Richmond, BC V6X 1K2	1,000,000	18.7%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 5,335,000 shares of common stock issued and outstanding as of April 30, 2007.

(b)

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Ken Ralfs 9620 Williams Road Richmond, BC V7A 1H2	2,000,000	37.5%
common stock	Gordon Racette 8731 Cambie Road Richmond, BC V6X 1K2	1,000,000	18.7%
common stock	Directors and Executive Officers (as a group)	3,000,000	56.2%

 [1]  Based on 5,335,000 shares of common stock issued and outstanding as of April 30, 2007.

(c)

Changes in Control

Opes is not aware of any arrangement that may result in a change in control of Opes.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)

Transactions with Related Persons

Since the beginning of Opes’ last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Opes was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Opes’ total assets at year-end for the last three completed fiscal years, except for the following:

1.

Declaration of Trust

On January 13, 2006, Opes staked two mineral claims located near Atlin, British Columbia.  The Claims are registered in the name of Gordon Racette, a director and officer of Opes.  Mr. Racette has executed a trust agreement whereby he has agreed to hold the Claims in trust for Opes.  See Exhibit 10.1 – Declaration of Trust for more details.

2.

Management Agreement

On May 1, 2007, Opes entered into a management agreement with Ken Ralfs.  Mr. Ralfs will provide his services as the president and chief executive officer of Opes Exploration Inc. for a monthly fee of CDN$3,000 and will reimburse Mr. Ralfs for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement.  See Exhibit 10.3 – Management Agreement for more details.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 33

(b)

Promoters and control persons

During the past five fiscal years, Ken Ralfs and Gordon Racette have been promoters of Opes’ business, but neither of these promoters have received anything of value from Opes nor is any person entitled to receive anything of value from Opes for services provided as a promoter of the business of Opes.

(c)

Director independence

Opes’ board of directors currently consists of Ken Ralfs and Gordon Racette.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Opes’ board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Opes or any other individual having a relationship which, in the opinion of Opes’ board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Opes in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Opes’ stock will not preclude a director from being independent.

In applying this definition, Opes’ board of directors has determined that Mr. Racette does qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual and Mr, Ralfs does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, Opes did not maintain a separately designated compensation or nominating committee.

Opes has also adopted this definition for the independence of the members of its audit committee.  Ken Ralfs and Gordon Racette serve on Opes’ audit committee.  Opes’ board of directors has determined that only Mr. Racette is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.1	Declaration of Trust dated January 13, 2006 filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.2	Letter agreement dated April 18, 2007 between Gerry Diakow and Opes Exploration Inc., filed as an exhibit to Opes’ Form 8-K (Current Report) filed on April 26, 2006.	Filed
10.3	Management agreement dated May 1, 2007 between Opes Exploration Inc. and Ken Ralfs, filed as an exhibit to Opes’ Form 8-K (Current Report) filed on May 4, 2007.	Filed
14	Financial Code of Ethics filed as an exhibit to Opes’ Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Opes Exploration Inc.	Form 10-KSB - 2007	Page 34

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Opes’ audit of consolidated annual financial statements and for review of financial statements included in Opes’ Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007 - $8,650 – Manning Elliott LLP – Chartered Accountants

2006 - $Nil – Manning Elliott LLP – Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Opes’ consolidated financial statements and are not reported in the preceding paragraph:

2007 - $0 – Manning Elliott LLP – Chartered Accountants

2006 - $0 – Manning Elliott LLP – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants

2006 - $0 – Manning Elliott LLP – Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0 – Manning Elliott LLP – Chartered Accountants

2006 - $0 – Manning Elliott LLP – Chartered Accountants

(6)   The percentage of hours expended on the principal accountant’s engagement to audit Opes’ consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Opes Exploration Inc.	Form 10-KSB - 2007	Page 35

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Opes Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

OPES EXPLORATION INC.

/s/ Ken Ralfs
By:
Name: Ken Ralfs
Title: CEO and CFO
Dated: May 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Opes Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Ken Ralfs	President, Chief Executive Officer, Chief Financial Officer, Member of the Board of Directors	May 8, 2007
/s/ Gordon Racette	Corporate Secretary, Treasurer Member of the Board of Directors	May 7, 2007

Opes Exploration Inc.	Form 10-KSB - 2007	Page 36

Exhibit 31

Opes Exploration Inc.	Form 10-KSB - 2007	Page 37

OPES EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Opes Exploration Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  May 8, 2007

/s/ Ken Ralfs

Ken Ralfs
Chief Executive Officer

Opes Exploration Inc.	Form 10-KSB - 2007	Page 38

OPES EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Opes Exploration Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  May 8, 2007

/s/ Ken Ralfs

Ken Ralfs
Chief Financial Officer

Opes Exploration Inc.	Form 10-KSB - 2007	Page 39

Exhibit 32

Opes Exploration Inc.	Form 10-KSB - 2007	Page 40

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Opes Exploration Inc. (the “Company”) on Form 10-KSB for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Executive Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Ken Ralfs

Ken Ralfs
Chief Executive Officer
May 8, 2007

Opes Exploration Inc.	Form 10-KSB - 2007	Page 41

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Opes Exploration Inc. (the “Company”) on Form 10-KSB for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Financial Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Ken Ralfs

Ken Ralfs
Chief Financial Officer
May 8, 2007

Opes Exploration Inc.	Form 10-KSB - 2007	Page 42