Form 10QSB
period 2007-06-12
Opes Exploration Inc.
filed 2007-06-13
CIK 1358652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________

Commission file number     000-52056

OPES EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

______________________Nevada__________________ (State or other jurisdiction of incorporation or organization)	___________00-0000000______ (I.R.S. Employer Identification No.)
__9620 Williams Road, Richmond, British Columbia, V7A 1H2, Canada__ (Address of principal executive offices)
_______604-723-9660____ (Issuer’s telephone number)
______________________________n/a_________________________ (Former name, former address and former fiscal year, if changed since last report)

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

[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 12, 2007
common stock - $0.001 par value	5,335,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Form 10-QSB – Q1	Opes Exploration Inc.	2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

OPES EXPLORATION INC.

(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

April 30, 2007

(Unaudited)

Form 10-QSB – Q1	Opes Exploration Inc.	3

Opes Exploration Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	April 30, 2007 $	January 31, 2007 $

ASSETS

Current Assets

Cash	15,999	24,957
Prepaid expenses (Note 3)	4,618	3,410

Total Assets	20,617	28,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	–	2,250
Accrued liabilities (Note 4)	9,005	1,742
Due to related parties (Note 5)	2,790	75

Total Liabilities	11,795	4,067

Contingencies and Commitments (Notes 1 and 7)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 5,335,000 issued and outstanding	5,335	5,335

Additional Paid-In Capital	47,415	47,415

Donated Capital (Note 5(a))	11,500	10,750

Deficit Accumulated During the Exploration Stage	(55,428)	(39,200)

Total Stockholders’ Equity	8,822	24,300

Total Liabilities and Stockholders’ Equity	20,617	28,367

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q1	Opes Exploration Inc.	4

Opes Exploration Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudtied)

	Accumulated from	For the	For the
	November 14, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	To April 30,	April 30,	April 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Donated expenses (Note 5(a))	11,500	750	2,250
Exploration costs	3,708	–	241
General and administrative	8,428	4,167	–
Impairment of mineral property	289	–	621
Professional fees	31,503	11,311	3,000

Total Expenses	55,428	16,228	6,112

Net Loss	(55,428)	(16,228)	(6,112)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		5,335,000	5,335,000

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q1	Opes Exploration Inc.	5

Opes Exploration Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudtied)

	For the Three	For the Three
	Months Ended	Months Ended
	April 30,	April 30,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(16,228)	(6,112)

Adjustments to reconcile net loss to cash
Donated expenses	750	2,250

Change in operating assets and liabilities
Prepaid expenses	(1,208)
Accounts payable and accrued liabilities	5,013	(5,221)
Due to related parties	2,715	25

Net Cash Used In Operating Activities	(8,958)	(9,058)

Decrease in Cash	(8,958)	(9,058)

Cash - Beginning of Period	24,957	51,803

Cash - End of Period	15,999	42,745

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q1	Opes Exploration Inc.	6

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2007, the Company has accumulated losses of $55,428 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  The Company’s fiscal year end is January 31.

b)

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on May 9, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2007, and the results of its operations and cash flows for the three months ended April 30, 2007 and 2006. The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Form 10-QSB – Q1	Opes Exploration Inc.	7

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2007, there were no potentially dilutive securities.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)

Mineral Property Costs

The Company has been in the exploration stage since its formation on November 14, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)

Financial Instruments

Financial instruments, which include cash, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Form 10-QSB – Q1	Opes Exploration Inc.	8

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

j)

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At April 30, 2007, the Company had no material uncertain tax positions.

k)

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

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.  The Company has not issued any stock options or share based payments since its inception.

m)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

Form 10-QSB – Q1	Opes Exploration Inc.	9

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

m)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.

Prepaid Expenses

Prepaid expenses consists of $4,518 (CDN $5,000) of cash payment to a consultant for future geological services and $100 for prepaid professional fees.

4.

Accrued Liabilities

Accrued liabilities of $9,005 consists of professional fees incurred by the Company.

5.

Related Party Balances/Transactions

a)

The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 for April 2007. On May 1, 2007, the Company entered into a formal management agreement with the President of the Company (refer to Note 8). For the period ended April 30, 2007, the Company recorded $750 of donated rent and $4,050 (CDN$4,667) of management fees. As at April 30, 2007, $2,715 of management fees are owing to the President of the Company.

b)

As at April 30, 2007, the Company is indebted to the former President of the Company for $75, representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

6.

Mineral Properties

On January 13, 2006, the Company staked two new mineral claims near Atlin, British Columbia, Canada. The claims are registered in the name of the President of the Company.  The cost of mineral properties charged to operations by the Company of $289 represented the original cost of the properties incurred by the President, which has been reimbursed by the Company.

Form 10-QSB – Q1	Opes Exploration Inc.	10

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2007

(Expressed in U.S. Dollars)

(Unaudited)

7.

Commitments

On April 18, 2007, the Company entered into a mineral exploration agreement (the “Agreement”) with a consultant for geological services on the Company’s mineral properties as noted in Note 6. Under the terms of the Agreement, the Company has committed to pay a deposit of CDN$5,000, geological expenses of CDN$7,000 before August 31, 2007, and CDN$3,000 upon the filing of the mineral exploration work with the Province of British Columbia. As at April 30, 2007, the Company has paid the CDN$5,000 deposit and no exploration costs have been incurred.

8.

Subsequent Event

On May 1, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company.  Under the terms of the Agreement, the Company will pay management fees of CDN$3,000 per month plus reimbursement of all out-of-pocket expenses.  The Agreement expires on April 30, 2008.

Form 10-QSB – Q1	Opes Exploration Inc.	11

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPES EXPLORATION INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Opes was incorporated in the State of Nevada on November 14, 2005.

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

Plan of Operation

Exploration Plan

Opes’ plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to Opes obtaining any additional funding necessary for the continued exploration of the Claims.  Opes does not have enough funds to complete its Phase Two or Phase Three programs, which Opes plans to start in the summer of 2008 if the results of its Phase One exploration program is encouraging.  The following is a brief summary of Opes’ three phase exploration program:

1.

As recommended by Opes’ consulting geologist, Opes plans to conduct the first phase of its three phase exploration program beginning in August 2007. This Phase One exploration program is expected to cost approximately CDN$25,500. A two-person field crew will helicopter onto the Claims and will stay for a period of 14 days.  During this period the crew will generally survey the Claims seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take approximately 100 samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by helicopter.

On April 19, 2007, Opes signed a letter agreement with an independent geologist for the Phase One mineral exploration program.  See Exhibit 10.2 – Letter Agreement for more details.

2.

The samples obtained during the Phase One exploration program will be analyzed at a laboratory and Opes will review the results of the Phase One exploration program in the winter of 2007.  Opes will engage a consulting geologist to interpret the results of Phase One.  If Opes is able to identify favorable rock formations and structures with elevated metal values Opes will plan and conduct a Phase Two program.

3.

If the Phase Two program were to proceed, Opes’ consulting geologist has indicated that Opes should budget approximately CDN$100,000 for the Phase Two program.  If Opes proceeds with a Phase Two program it would do so in June 2008.  A four person crew will helicopter onto the Claims and will stay for a period of three weeks. During this period the crew would prospect, obtain samples and possibly trench and perform geophysical surveys depending on the results of Phase One.  The crew would obtain 150 soil samples and 50 rock samples obtained via rock drilling and explosive use.  All samples will be bagged and tagged for location, date and time for later analysis. After this period is over the crew will return to Atlin by helicopter.

Form 10-QSB – Q1	Opes Exploration Inc.	12

4.

In the case that the Phase Two exploration program takes place, Opes will review its results in winter 2008.  If Opes is able to continue to confirm elevated metal values at specific targets Opes would consider Phase Two a success and would plan for a Phase Three exploration program.  The Phase Three exploration program is expected to cost at least CDN$200,000.  At this stage, Opes would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If Opes goes ahead with the Phase Three exploration plan it would commence in June 2009.

Financial Status

As at April 30, 2007, Opes had a cash balance of $15,999.  If the results of the Phase One exploration program are encouraging, Opes will have to raise additional funds starting in January 2008 so that Phase Two exploration could commence in June 2008.

During the next 12 months, Opes does not anticipate generating any revenue.  If additional funds become required, the additional funding will come from equity financing from the sale of Opes’ common stock or sale of part of its interest in the Claims.  If Opes is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Opes . Opes does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the Phase Three exploration program.  In the absence of such financing, Opes’ business will fail.

Opes may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete the Phase Three exploration program.  Opes has not undertaken any efforts to locate a joint venture partner for Phase Three.  If Opes enters into a joint venture arrangement, Opes will assign a percentage of its interest in the Claims to the joint venture partner.

Based on the nature of Opes’ business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Opes’ future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

•

Opes’ ability to raise additional funding;

•

The market price for gold;

•

The results of Opes’ proposed exploration programs on the mineral property; and

•

Opes’ ability to find joint venture partners for the development of our property interests

Due to Opes lack of operating history and present inability to generate revenues, Opes’ auditors have stated their opinion that there currently exists substantial doubt about Opes’ ability to continue as a going concern.  Even if Opes completes its current exploration program and is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral reserve.

Transportation Purchase Plan

The transportation costs of the Phase One exploration program are comprised of helicopter service from Atlin to the Claims and mobilization to Atlin.  For the Phase One exploration program Opes has budgeted CDN$6,600 to allow up to six hours of helicopter trips from Atlin to and from the Claims.  Opes has also budgeted CDN$2,000 for mobilization to Atlin from Richmond, British Columbia.

Equipment Purchase Plan

Opes will purchase camp equipment and prospecting supplies for the Phase One exploration program.  The expected cost of the camp equipment such as tents, stove, and other typical camping equipment will be CDN$1,000.

Form 10-QSB – Q1	Opes Exploration Inc.	13

Consumable Purchase Plan

Opes will purchase consumables including groceries and propane to provide for two persons for 14 days for the Phase One exploration program.  The expected cost of these consumables will be CDN$1,000.

Employee Hiring (Labor) Plan

Opes will not hire any employees.  Instead, Opes will use two consulting prospectors to perform the Phase One exploration program.  The expected cost of each prospector is CDN$200 per day.  Opes is budgeting to pay each prospector for 20 days to conduct the Phase One exploration program.  The expected cost of labor for Phase One will be CDN$8,000.

Sample Analysis Plan

Opes plans to allow for the analysis of up to 100 samples.  The estimated cost of each sample is CDN$20 per sample.  The expected cost for sample analysis will be CDN $2,000 for the Phase One exploration program.

Phase One Exploration Cost Review

The costs described below include preliminary research, transportation, equipment, consumables, labor, and sample analysis, and make up the entire cost of the Phase One exploration program.  All the costs described below are estimated so Opes is providing a 15% contingency allowance for unanticipated and wrongly estimated costs.  The table below summarizes the cost estimate for the Phase One exploration program.

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

Form 10-QSB – Q1	Opes Exploration Inc.	14

Legal Expense Plan

We expect to incur filing costs of approximately $1,250 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs to pay for three quarterly filings and one annual filing.

Risk Factors

An investment in Opes’ common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Opes’ Form SB-2 filed on June 5, 2006 and Opes’ Form 10-KSB filed on May 9, 2007.

Results of Operation

Opes has had no operating revenues since its inception on November 14, 2005, through to April 30, 2007.  Opes’ activities have been financed from the proceeds of share subscriptions.  From its inception, on November 14, 2005, to April 30, 2007 Opes has raised a total of $52,750 from private offerings of its common stock.

For the period from inception on November 14, 2005, to April 30, 2007, Opes incurred total expenses of $55,428.  These expenses included (1) $3,708 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $31,503 in professional fees; (3) $11,500 for donated expenses; (4) $8,428 for general and administrative costs; and (5) $289 for the acquisition and staking cost for the Claims.

For the three month period ended April 30, 2007, Opes incurred total expenses of $16,228.  These expenses included (1) $11,311 in professional fees; (2) $750 for donated services and rent; and (3) $4,167 for general and administrative costs.

For the three month period ended April 30, 2006, Opes incurred total expenses of $6,112.  These expenses included (1) $621 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $3,000 in professional fees; (3) $2,250 for donated services and rent; and (4) $241 for general and administrative costs.

Liquidity and Capital Resources

Opes had working capital of $8,822 as of April 30, 2007, compared with working capital of $42,441 as of April 30, 2006.

There are no assurances that Opes will be able to achieve further sales of its common stock or any other form of additional financing.  If Opes is unable to achieve the financing necessary to continue its plan of operations, then Opes will not be able to continue its exploration of the Claims and its business will fail.

Management is currently relying upon related party loans to meet its operational expenses. Opes intends to raise sufficient capital through an equity financing later this year to enable it to conduct a follow up exploration program on its property and to cover operational expenses for the ensuing year.  Management intends to minimize Opes’ expenses and payments to preserve cash until Opes can secure additional financing.  Specifically such cash management actions include donation of rent and services by Opes’ directors and officers.

Net Cash Used in Operating Activities

For the three month period ended April 30, 2007, net cash used in operating activities decreased to $8,958 compared with $9,058 for the same six month period in the previous fiscal year.

At April 30, 2007, Opes had cash of $15,999 and working capital of $8,822.  During the three month period ended April 30, 2007, Opes used $8,958 in cash for operating activities.

Form 10-QSB – Q1	Opes Exploration Inc.	15

This was primarily a result of an operating loss of $16,228, offset by non-cash items for donated services of $750.  During the three month period ended April 30, 2007, Opes paid $5,013 towards accounts payable. There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $1,507.

Net Cash Used in Investing Activities

Net cash provided by investing activities was nil for the three month period ended April 30, 2007 as compared with nil cash used for the same three month period in the previous fiscal year.

Net Cash Used in Financing Activities

Net cash provided by financing activities was nil for the three month period ended April 30, 2007 as compared with nil cash provided by financing activities for the same three month period in the previous fiscal year.

Off-balance Sheet Arrangements

Opes has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Internal and External Sources of Liquidity

Opes’ internal sources of liquidity will be loans that may be available to Opes from management.  The president has loaned Opes funds and donated services and rent.  Though Opes has no written arrangements with its president Opes expects that the president will provide Opes with internal sources of liquidity if it is required.

If required, Opes’ external sources of liquidity will be private placements for equity conducted outside the United States.  Opes has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Opes had no contingencies or long-term commitments at April 30, 2007.

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

Form 10-QSB – Q1	Opes Exploration Inc.	16

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Opes’ capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Opes files with the Securities and Exchange Commission.  These factors may cause Opes’ actual results to differ materially from any forward-looking statement.  Opes disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Ken Ralfs, Opes’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Opes’ disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Ralfs has concluded that, as of the Evaluation Date, Opes’ disclosure controls and procedures are effective in alerting Opes on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Opes’ internal controls or, to Opes’ knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Opes carried out this evaluation.

Form 10-QSB – Q1	Opes Exploration Inc.	17

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Opes is not a party to any pending legal proceedings and, to the best of Opes’ knowledge, none of Opes’ assets are the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Opes did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Opes did not sell any unregistered equity securities, except for the following:

May 2007 - Stock dividend

On May 25, 2007, the board of directors of Opes declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owns on June 11, 2007, that shareholder will receive an additional seven shares on June 13, 2007.  The stock dividend will result in an increase of the Opes’ issued and outstanding share capital from 5,335,000 shares of common stock to 42,680,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Opes.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Opes reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Opes’ previously filed Form SB-2, Form 10-KSB, and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.1	Declaration of Trust dated January 13, 2006 filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.2	Letter agreement dated April 18, 2007 between Gerry Diakow and Opes Exploration Inc., filed as an exhibit to Opes’ Form 8-K (Current Report) filed on April 26, 2007.	Filed
10.3	Management agreement dated May 1, 2007 between Opes Exploration Inc. and Ken Ralfs, filed as an exhibit to Opes’ Form 8-K (Current Report) filed on May 4, 2007.	Filed
14	Financial Code of Ethics filed as an exhibit to Opes’ Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-QSB – Q1	Opes Exploration Inc.	18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Opes Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

OPES EXPLORATION INC.

/s/ Ken Ralfs

Dated:

June 12, 2007

By:

Name:

Ken Ralfs

Title:

CEO and CFO

(Principal Executive Officer and

  Principal Financial Officer)

Form 10-QSB – Q1	Opes Exploration Inc.	19

___________________________________________________________

Exhibit 31

___________________________________________________________

Form 10-QSB – Q1	Opes Exploration Inc.	20

OPES EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Opes Exploration Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  June 12, 2007

/s/ Ken Ralfs

Ken Ralfs
Chief Executive Officer

Form 10-QSB – Q1	Opes Exploration Inc.	21

OPES EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Opes Exploration Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  June 12, 2007

/s/ Ken Ralfs

Ken Ralfs
Chief Financial Officer

Form 10-QSB – Q1	Opes Exploration Inc.	22

_________________________________________________________________

Exhibit 32

_________________________________________________________________.

Form 10-QSB – Q1	Opes Exploration Inc.	23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Ken Ralfs

Ken Ralfs
Chief Executive Officer
June 12, 2007

Form 10-QSB – Q1	Opes Exploration Inc.	24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and results of operations of the Company.

/s/ Ken Ralfs

Ken Ralfs
Chief Financial Officer
June 12, 2007