Form 10QSB
period 2007-07-31
Opes Exploration Inc.
filed 2007-09-14
CIK 1358652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ________________

Commission file number     000-52056

OPES EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
9620 Williams Road, Richmond, British Columbia, V7A 1H2, Canada (Address of principal executive offices)
604-723-9660 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

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

[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 13, 2007

common stock - $0.001 par value	42,780,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Form 10-QSB – Q2	Opes Exploration Inc.	2

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

OPES EXPLORATION INC.

(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Form 10-QSB – Q2	Opes Exploration Inc.	3

Opes Exploration Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	July 31, 2007 $	January 31, 2007 $

ASSETS

Current Assets

Cash	30,804	24,957
Prepaid expenses	4,689	3,410

Total Assets	35,493	28,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	8,454	2,250
Accrued liabilities	3,713	1,742
Due to related parties (Note 3(b))	82	75

Total Liabilities	12,249	4,067

Contingencies and Commitments (Note 1 and 6)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 42,780,000 issued and outstanding (January 31, 2007 – 42,680,000 shares)	42,780	42,680

Additional Paid-In Capital	39,970	10,070

Donated Capital (Note 3(a))	12,250	10,750

Deficit Accumulated During the Exploration Stage	(71,756)	(39,200)

Total Stockholders’ Equity	23,244	24,300

Total Liabilities and Stockholders’ Equity	35,493	28,367

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q2	Opes Exploration Inc.	4

Opes Exploration Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudtied)

	Accumulated from	For the	For the	For the	For the
	November 14, 2005	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated expenses (Note 3(a))	12,250	750	2,250	1,500	4,500
General and administrative	17,340	8,912	457	13,079	698
Impairment of mineral property (Note 5)	289	–	–	–	–
Mineral exploration costs	3,708	–	–	–	621
Professional fees	38,169	6,666	5,900	17,977	8,900

Total Expenses	71,756	16,328	8,607	32,556	14,719

Net Loss	(71,756)	(16,328)	(8,607)	(32,556)	(14,719)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		42,684,000	42,680,000	42,682,000	42,680,000

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q2	Opes Exploration Inc.	5

Opes Exploration Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudtied)

	For the Six	For the Six
	Months Ended	Months Ended
	July 31,	July 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(32,556)	(14,719)

Adjustment to reconcile net loss to cash
Donated expenses	1,500	4,500

Change in operating assets and liabilities
Prepaid expenses	(1,279)	–
Accounts payable and accrued liabilities	8,175	(4,250)
Due to related parties	–	39

Net Cash Used In Operating Activities	(24,160)	(14,430)

Financing Activities

Proceeds from issuance of common stock	30,000	–

Net Cash Flows Provided By Financing Activities	30,000	–

Effect of Exchange Rate Changes on Cash	7	–

Increase (Decrease) in Cash	5,847	(14,430)

Cash - Beginning of Period	24,957	51,803

Cash - End of Period	30,804	37,373

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Form 10-QSB – Q2	Opes Exploration Inc.	6

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

1.

Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2007, the Company has accumulated losses of $71,756 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2007, and the results of its operations and cash flows for the three and six month periods ended July 31, 2007 and 2006. The results of operations for the six months ended July 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Form 10-QSB – Q2	Opes Exploration Inc.	7

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2007, there were no potentially dilutive securities.

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Form 10-QSB – Q2	Opes Exploration Inc.	8

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

i)

Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At July 31, 2007, the Company had no material uncertain tax positions.

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

m)

Recently Issued  Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

Form 10-QSB – Q2	Opes Exploration Inc.	9

Opes Exploration Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

July 31, 2007

(Expressed in U.S. Dollars)

(Unaudited)

2.

Summary of Significant Accounting Principles (continued)

m)

Recently Issued  Accounting Pronouncements (continued)

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

3.

Related Party Balances/Transactions

a)

The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month.  Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the six month period ended July 31, 2007, the Company recognized $1,500 (2006 - $1,500) in donated rent and $12,650 (CDN$13,667) (2006 - $3,000) in management expenses.

b)

As at July 31, 2007, the Company is indebted to the former President of the Company for $82 (January 31, 2007 - $75), representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

4.

Common Stock

a)

On July 27, 2007, the Company issued 100,000 post split common shares at $0.30 per common share for proceeds of $30,000.

b)

On June 13, 2007, the Company effected a forward stock split by declaring a stock dividend on the basis of seven new shares of common stock for every share of common stock outstanding.  The issued and outstanding common shares increased from 5,335,000 shares of common stock to 42,680,000 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

5.

Mineral Properties

On January 13, 2006, the Company staked two new mineral claims near Atlin, British Columbia, Canada. The claims are registered in the name of the President of the Company.  The cost of mineral properties charged to operations by the Company of $289 represented the original cost of the properties incurred by the President, which has been reimbursed by the Company.

6.

Commitments

a)

On April 18, 2007, the Company entered into a mineral exploration agreement (the “Agreement”) with a consultant for geological services on the Company’s mineral properties as noted in Note 5. Under the terms of the Agreement, the Company has committed to pay a deposit of CDN$5,000, geological expenses of CDN$17,000 before August 31, 2007, and CDN$3,000 upon the filing of the mineral exploration work with the Province of British Columbia. As at July 31, 2007, the Company has paid the CDN$5,000 deposit and no exploration costs have been incurred.

b)

On February 1, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company.  Under the terms of the Agreement, the Company will pay management fees of CDN$833 for the months of February and March 2007, and CDN$3,000 per month commencing April 2007 plus reimbursement of all out-of-pocket expenses.  The Agreement expires on April 30, 2008.

Form 10-QSB – Q2	Opes Exploration Inc.	10

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPES EXPLORATION INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Opes was incorporated in the State of Nevada on November 14, 2005.

Opes is an exploration stage company.  Its principal business is the exploration of its two mineral claims located near Atlin, British Columbia (the “Claims”) which were staked on January 13, 2006.  As of the date of this report, Opes is currently conducting Phase One of its mineral exploration program on the Claims.

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

1.

As recommended by Opes’ consulting geologist, Opes is currently conducting the first phase of its three phase exploration program. This Phase One exploration program is expected to cost approximately CDN$25,500. A two-person field crew will helicopter onto the Claims and will stay for a period of 14 days.  During this period the crew will generally survey the Claims seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take approximately 100 samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by helicopter.

On April 19, 2007, Opes signed a letter agreement with an independent geologist for the Phase One mineral exploration program and paid the CDN$5,000 deposit.  In August 2007, Opes paid the geologist an additional CDN$17,000 for the exploration costs.  The geologist is currently conducting Phase One of the mineral exploration program on the Claims.  Opes has not yet received any samples or results from the geologist from the work conducted on the Claims.  See Exhibit 10.2 – Letter Agreement for more details.

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

Form 10-QSB – Q2	Opes Exploration Inc.	11

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

Financial Status

As at July 31, 2007, Opes had a cash balance of $30,804.  If the results of the Phase One exploration program are encouraging, Opes will have to raise additional funds starting in January 2008 so that Phase Two exploration could commence in June 2008.

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

•

The results of Opes’ proposed exploration programs on the mineral property; and

•

Opes’ ability to find joint venture partners for the development of our property interests

Due to Opes lack of operating history and present inability to generate revenues, Opes’ auditors have stated their opinion that there currently exists substantial doubt about Opes’ ability to continue as a going concern. Even if Opes completes its current exploration program and is successful in identifying a mineral deposit, Opes will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral reserve.

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

Form 10-QSB – Q2	Opes Exploration Inc.	12

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

On April 19, 2007, Opes agreed to the terms and conditions of a letter agreement dated April 18, 2007 between Gerry Diakow and Opes.  Pursuant to the terms and conditions of the letter agreement, Mr. Diakow has agreed to coordinate and conduct a Phase One mineral exploration program on the Claims.  Opes has agreed to pay Mr. Diakow CDN$25,000 for the completion of Phase One mineral exploration program, excluding any applicable taxes.  The mineral exploration program is to be conducted on the Claims in August 2007.  Opes has paid Mr. Diakow a deposit of CDN$5,000 and CDN$17,000 for exploration expenses.  Mr. Diakow is currently on the property conducting Phase One of the mineral exploration program.  The final payment of CDN$3,000 will be paid once the exploration work has been validly filed with the Province of British Columbia.  See Exhibit 10.2 – Letter Agreement for more details.

Form 10-QSB – Q2	Opes Exploration Inc.	13

Accounting and Audit Plan

Management intends to continue to have Opes’ outside consultant assist in the preparation of the quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor. Opes’ outside consultant is expected to charge us approximately $1,250 to prepare its quarterly financial statements and approximately $1,750 to prepare its annual financial statements.  Opes’ independent auditor is expected to charge approximately $1,250 to review the quarterly financial statements and approximately $5,000 to audit the annual financial statements.  In the next 12 months, management anticipates spending approximately $14,250 to pay for its accounting and audit requirements.

Legal Expense Plan

Management expects to incur filing costs of approximately $1,250 per quarter to support the quarterly and annual filings.  In the next 12 months, management anticipates spending approximately $5,000 for filing costs to pay for three quarterly filings and one annual filing.

Risk Factors

An investment in Opes’ common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Opes’ Form SB-2 filed on June 5, 2006 and Opes’ Form 10-KSB filed on May 9, 2007.

Results of Operation

Opes has had no operating revenues since its inception on November 14, 2005, through to July 31, 2007.  Opes’ activities have been financed from the proceeds of share subscriptions.  From its inception, on November 14, 2005, to July 31, 2007 Opes has raised a total of $82,750 from private offerings of its common stock.

For the period from inception on November 14, 2005, to July 31, 2007, Opes incurred total expenses of $71,756. These expenses included (1) $3,708 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $38,169 in professional fees; (3) $12,250 for donated expenses; (4) $17,340 for general and administrative costs; and (5) $289 for the acquisition and staking cost for the Claims.

For the three month period ended July 31, 2007, Opes incurred total expenses of $16,328.  These expenses included (1) $6,666 in professional fees; (2) $750 for donated services and rent; and (3) $8,912 for general and administrative costs.

For the three month period ended July 31, 2006, Opes incurred total expenses of $8,607.  These expenses included (1) $5,900 in professional fees; (2) $2,250 for donated services and rent; and (3) $457 for general and administrative costs.

Liquidity and Capital Resources

Opes had working capital of $23,244 as of July 31, 2007, compared with working capital of $24,300 as of July 31, 2006.

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

Form 10-QSB – Q2	Opes Exploration Inc.	14

officers.

Net Cash Used in Operating Activities

For the six month period ended July 31, 2007, net cash used in operating activities increased to $24,160 compared with $14,430 for the same six month period in the previous fiscal year.

At July 31, 2007, Opes had cash of $30,804 and working capital of $23,244.  During the six month period ended July 31, 2007, Opes used $24,160 in cash for operating activities.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the six month period ended July 31, 2007 as compared with $nil cash used for the same six month period in the previous fiscal year.

Net Cash Flows Provided By Financing Activities

Net cash provided by financing activities was $30,000 for the six month period ended July 31, 2007 as compared with $nil cash provided by financing activities for the same six month period in the previous fiscal year. The $30,000 financing was from proceeds received for the issuance of common shares.

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

Opes had no contingencies or long-term commitments at July 31, 2007.

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

Form 10-QSB – Q2	Opes Exploration Inc.	15

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

Form 10-QSB – Q2	Opes Exploration Inc.	16

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

May 2007 - Stock dividend

On May 25, 2007, the board of directors of Opes declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on June 11, 2007, that shareholder received an additional seven (7) shares on June 13, 2007.  On June 14, 2007, the stock dividend was ex-dividend and Opes’ trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Opes’ issued and outstanding share capital from 5,335,000 shares of common stock to 42,680,000 shares of common stock.

July 2007 - $0.30 Private Placement Offering

On July 26, 2007, the board of directors authorized the issuance of 100,000 restricted shares of common stock at a subscription price of $0.30 per restricted share.  Opes raised $30,000 in cash in this closing, and issued an aggregate 100,000 restricted shares of common stock to one non-US subscriber outside the United States.  Opes set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber in this closing, Opes relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Opes complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Opes received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Opes.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Form 10-QSB – Q2	Opes Exploration Inc.	17

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

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.1	Declaration of Trust dated January 13, 2006 filed as an exhibit to Opes’ registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.2	Letter agreement dated April 18, 2007 between Gerry Diakow and Opes Exploration Inc., filed as an exhibit to Opes’ Form 8-K (Current Report) filed on April 26, 2007.	Filed
10.3	Management agreement dated May 1, 2007 between Opes Exploration Inc. and Ken Ralfs, filed as an exhibit to Opes’ Form 8-K (Current Report) filed on May 4, 2007.	Filed
14	Financial Code of Ethics filed as an exhibit to Opes’ Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Form 10-QSB – Q2	Opes Exploration Inc.	18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Opes Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

OPES EXPLORATION INC.

/s/ Ken Ralfs

Dated:

September 14, 2007

By:  ____________________________________

Name:

Ken Ralfs

Title:

CEO and CFO

(Principal Executive Officer and

  Principal Financial Officer)

Form 10-QSB – Q2	Opes Exploration Inc.	19

___________________________________________________________

Exhibit 31

___________________________________________________________

Form 10-QSB – Q2	Opes Exploration Inc.	20

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

Date:  September 14, 2007

/s/ Ken Ralfs

Ken Ralfs
Chief Executive Officer

Form 10-QSB – Q2	Opes Exploration Inc.	21

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

Date:  September 14, 2007

/s/ Ken Ralfs

Ken Ralfs
Chief Financial Officer

Form 10-QSB – Q2	Opes Exploration Inc.	22

___________________________________________________________

Exhibit 32

___________________________________________________________

Form 10-QSB – Q2	Opes Exploration Inc.	23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs

Ken Ralfs
Chief Executive Officer
September 14, 2007

Form 10-QSB – Q2	Opes Exploration Inc.	24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs

Ken Ralfs
Chief Financial Officer
September 14, 2007