Form 10QSB
period 2007-10-31
Opes Exploration Inc.
filed 2007-12-17
CIK 1358652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                October 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to ________________________

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
[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 14, 2007
common stock - $0.001 par value	43,355,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

OPES EXPLORATION INC.
(an exploration stage company)

INTERIM FINANCIAL STATEMENTS

October 31, 2007

(Unaudited)

Page - 2

Opes Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	October 31, 2007 $	January 31, 2007 $

ASSETS

Current Assets

Cash	243,063	24,957
Prepaid expenses	18,082	3,410

Total Assets	261,145	28,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	11,948	2,250
Accrued liabilities	1,358	1,742
Due to related parties (Note 3(b))	92	75

Total Liabilities	13,398	4,067

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 43,355,000 issued and outstanding (January 31, 2007 – 42,680,000) shares)	43,355	42,680

Additional Paid-In Capital	289,395	10,070

Donated Capital (Note 3(a))	13,000	10,750

Deficit Accumulated During the Exploration Stage	(98,003)	(39,200)

Total Stockholders’ Equity	247,747	24,300

Total Liabilities and Stockholders’ Equity	261,145	28,367

(The accompanying notes are an integral part of these financial statements)

Opes Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudtied)

	Accumulated from	For the	For the	For the	For the
	November 14, 2005	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated expenses (Note 3(a))	13,000	750	2,250	2,250	6,750
General and administrative	25,857	8,517	1,850	21,596	2,548
Impairment of mineral property (Note 5)	289	–	–	–	–
Mineral exploration costs	8,611	4,903	–	4,903	621
Professional fees	50,246	12,077	2,150	30,054	11,050

Total Expenses	98,003	26,247	6,250	58,803	20,969

Net Loss	(98,003)	(26,247)	(6,250)	(58,803)	(20,969)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		42,865,300	42,680,000	42,743,900	42,680,000

(The accompanying notes are an integral part of these financial statements)

Opes Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudtied)

	For the Nine	For the Nine
	Months Ended	Months Ended
	October 31,	October 31,
	2007	2006
	$	$

Operating Activities

Net loss for the period	(58,803)	(20,969)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated expenses	2,250	6,750

Change in operating assets and liabilities
Prepaid expenses	(14,672)	–
Accounts payable and accrued liabilities	9,314	(4,134)
Due to related parties	–	79

Net Cash Used In Operating Activities	(61,911)	(18,274)

Financing Activities

Proceeds from issuance of common stock	280,000	–

Net Cash Flows Provided By Financing Activities	280,000	–

Effect of Exchange Rate Changes on Cash	17	–

Increase (Decrease) in Cash	218,106	(18,274)

Cash - Beginning of Period	24,957	51,803

Cash - End of Period	243,063	33,529

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Opes Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2007, the Company has accumulated losses of $98,003 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2007, and the results of its operations and cash flows for the three and nine month periods ended October 31, 2007 and 2006. The results of operations for the nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

2.      Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2007, there were no potentially dilutive securities.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

2.           Summary of Significant Accounting Principles (continued)

i)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At October 31, 2007, the Company had no material uncertain tax positions.

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
October 31, 2007
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

a)
The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month.  Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the nine month period ended October 31, 2007, the Company recognized $2,250 (2006 - $2,250) in donated rent and $21,439 (CDN$22,667) (2006 - $4,500) in management expenses.

b)
As at October 31, 2007, the Company is indebted to the former President of the Company for $92 (January 31, 2007 - $75), representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

4.	Common Stock

a)	On October 25, 2007, the Company issued 375,000 post split common shares at $0.40 per common share for proceeds of $150,000.

b)	On October 3, 2007, the Company issued 200,000 post split common shares at $0.50 per common share for proceeds of $100,000.

c)	On July 27, 2007, the Company issued 100,000 post split common shares at $0.30 per common share for proceeds of $30,000.

d)
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

6.      Commitments

a)
On April 18, 2007, the Company entered into a mineral exploration agreement (the “Agreement”) with a consultant for geological services on the Company’s mineral properties as noted in Note 5. Under the terms of the Agreement, the Company has committed to pay a deposit of CDN$5,000, geological expenses of CDN$17,000 before August 31, 2007, and CDN$3,000 upon the filing of the mineral exploration work with the Province of British Columbia. As at October 31, 2007, the Company has incurred CDN$5,000 of exploration costs.  As at October 31, 2007, the Company has advanced CDN$17,200 to the consultant, which is included in prepaid expenses.

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

Plan of Operation

Exploration Plan

Opes’ plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to Opes obtaining any additional funding necessary for the continued exploration of the Claims.  Opes has enough funds to complete its Phase Two, which Opes plans to start in the summer of 2008 if the results of its Phase One exploration program is encouraging, but does not have enough funds to complete the Phase Three program.  The following is a brief summary of Opes’ three phase exploration program:

1.
The samples obtained during the Phase One exploration program will be analyzed at a laboratory and Opes will review the results of the Phase One exploration program in January 2008.  Opes will engage a consulting geologist to interpret the results of Phase One.  If Opes is able to identify favorable rock formations and structures with elevated metal values Opes will plan and conduct a Phase Two program.

On April 19, 2007, Opes signed a letter agreement with an independent geologist for the Phase One mineral exploration program and paid the CDN$5,000 deposit.  In August 2007, Opes paid the geologist an additional CDN$17,000 for the exploration costs.  In August 2007, the geologist completed Phase One of the mineral exploration program on the Claims.  Opes has not yet received any samples or results from the geologist from the work conducted on the Claims.  See Exhibit 10.2 – Letter Agreement for more details.

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

3.
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

Page - 10

Financial Status

As at October 31, 2007, Opes had a cash balance of $243,063.  If the results of the Phase One exploration program are encouraging, Opes will commence the Phase Two program in June 2008.

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

Page - 11

Risk Factors

An investment in Opes’ common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Opes’ Form SB-2 filed on June 5, 2006 and Opes’ Form 10-KSB filed on May 9, 2007.

Results of Operation

Opes has had no operating revenues since its inception on November 14, 2005, through to October 31, 2007.  Opes’ activities have been financed from the proceeds of share subscriptions.  From its inception, on November 14, 2005, to October 31, 2007 Opes has raised a total of $332,750 from private offerings of its common stock.

For the period from inception on November 14, 2005, to October 31, 2007, Opes incurred total expenses of $98,003.  These expenses included (1) $8,611 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $50,246 in professional fees; (3) $13,000 for donated expenses; (4) $25,857 for general and administrative costs; and (5) $289 for the acquisition and staking cost for the Claims.

For the three month period ended October 31, 2007, Opes incurred total expenses of $26,247.  These expenses included (1) $4,903 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $12,077 in professional fees; (3) $750 for donated services and rent; and (4) $8,517 for general and administrative costs.

For the three month period ended October 31, 2006, Opes incurred total expenses of $6,250.  These expenses included (1) $2,150 in professional fees; (2) $2,250 for donated services and rent; and (3) $1,850 for general and administrative costs.

Liquidity and Capital Resources

Opes had working capital of $247,747 as of October 31, 2007, compared with working capital of $32,084 as of October 31, 2006.

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

Net Cash Used in Operating Activities

For the nine month period ended October 31, 2007, net cash used in operating activities increased to $61,911 compared with $18,274 for the same nine month period in the previous fiscal year.  The increase was a result of increased activity in the operation of Opes and the completion of the Phase One mineral exploration program.

At October 31, 2007, Opes had cash of $243,063 and working capital of $247,747.  During the nine month period ended October 31, 2007, Opes used $61,911 in cash for operating activities.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the nine month period ended October 31, 2007 as compared with $nil cash used for the same nine month period in the previous fiscal year.

Net Cash Flows Provided By Financing Activities

Net cash provided by financing activities was $280,000 for the nine month period ended October 31, 2007 as compared with $nil cash provided by financing activities for the same nine month period in the previous fiscal year.  The $280,000 financing was from proceeds received for the issuance of common shares.

Page - 12

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

Opes had no contingencies or long-term commitments at October 31, 2007.

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

Page - 13

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

Page - 14

October 2007 - $0.50 Private Placement Offering

On October 3, 2007, the board of directors authorized the issuance of 200,000 restricted shares of common stock at a subscription price of $0.50 per restricted share.  Opes raised $100,000 in cash in this closing, and issued an aggregate 200,000 restricted shares of common stock to one non-US subscriber outside the United States.  Opes set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

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

October 2007 - $0.40 Private Placement Offering

On October 25, 2007, the board of directors authorized the issuance of 375,000 restricted shares of common stock at a subscription price of $0.40 per restricted share.  Opes raised $150,000 in cash in this closing, and issued an aggregate 375,000 restricted shares of common stock to one non-US subscriber outside the United States.  Opes set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

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

Page - 15

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

OPES EXPLORATION INC.

By:/s/ Ken Ralfs
Dated:                      December 17, 2007
Name:                      Ken Ralfs
Title:                      CEO and CFO
(Principal Executive Officer,
  Principal Financial Officer,
  and Chief Accounting Officer)

Page - 16

Exhibit 31

Page - 17

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

Date:  December 17, 2007

/s/ Ken Ralfs
Ken Ralfs
Chief Executive Officer

Page - 18

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

Date:  December 17, 2007

/s/ Ken Ralfs
Ken Ralfs
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs
Ken Ralfs
Chief Executive Officer

December 17, 2007

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Opes Exploration Inc. (the “Company”) on Form 10-QSB for the period ending October 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs
Ken Ralfs
Chief Financial Officer

December 17, 2007

Page - 22