Form 10KSB
period 2008-01-31
Almadoro Minerals Corp.
filed 2008-06-06
CIK 1358652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                      January 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number  000-52056

ALMADORO MINERALS CORP.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9620 Williams Road, Richmond, British Columbia, Canada	V7A 1H2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 644-4423

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     [   ] Yes         [ T ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     [   ] Yes         [ T ]  No

Page - 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ T ] Yes         [   ]  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ T ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                [     ]                                                                               Accelerated filer                                              [     ]
Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)                 Smaller reporting company                           [ T ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes         [   ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,757,500 as of July 31, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 5, 2008
common stock - $0.001 par value	43,515,000

Documents incorporated by reference:  Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006; Exhibit 10.1 (Declaration of Trust) filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006; Exhibit 10.2 (Letter Agreement) filed as an exhibit to Almadoro’s Form 8-K (Current Report) filed on April 26, 2007; Exhibit 10.3 (Management Agreement) filed as an exhibit to Almadoro’s Form 8-K (Current Report) filed on May 4, 2007; Exhibit 10.4 (Mining Option Agreement) filed as an exhibit to Almadoro’s Form 8-K (Current Report) filed on January 7, 2008.

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Almadoro’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Almadoro’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-K for the fiscal year ended January 31, 2008, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Almadoro disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  Almadoro may, from time to time, make oral forward-looking statements.  Almadoro strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Almadoro’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Almadoro to materially differ from those in the oral forward-looking statements. Almadoro disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.                      Description of Business.

(a)	Business Development

Almadoro Minerals Corp. (“Almadoro”) is a Nevada corporation that was incorporated on November 14, 2005, under the name “Opes Exploration Inc.”  On March 24, 2008, the company changed its name to “Almadoro Minerals Corp.” by a majority vote of its shareholders.

Ninakhori Minerales, S.A. is an Ecuadorian company that was incorporated on July 27, 2007 (“Ninakhori”).  Ninakhori is a wholly-owned subsidiary of Almadoro.  See Exhibit 3.3 –Incorporation Resolution of Ninakhori and Exhibit 3.4 – Bylaws of Ninakhori for more details.

Almadoro maintains its statutory resident agent’s office at Suite 304, 2470 Saint Rose Parkway, Henderson, Nevada, 89074 and its business office is located at 9620 Williams Road, Richmond, British Columbia, Canada, V7A 1H2. Almadoro’s office telephone number is (604) 644-4423.

Almadoro has an authorized capital of 75,000,000 shares of common stock with a par value of $0.001 per share with 43,515,000 shares of common stock currently issued and outstanding.

Almadoro has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Almadoro’s business.

Page - 3

(b)	Business of Almadoro

Almadoro is a startup exploration stage company without operations, and is in the business of acquiring and exploring mineral resources.  Almadoro has an interest in two mineral claims located near Atlin, British Columbia (the “Atlin Claims”) which were staked on January 13, 2006.  Almadoro also has an option to acquire a 50% undivided interest in 65 mineral claims in Ecuador (the “Ecuador Claims”).

Almadoro has not determined whether its mineral properties contain mineral reserves that are economically recoverable.  There is no assurance that a commercially viable mineral deposit exists on any of Almadoro’s mineral properties.  Additional exploration will be required before a final evaluation as to the economic and legal feasibility of Almadoro’s mineral properties can be determined.

Almadoro has no current plans to change its business activities from mineral exploration or to combine with another business.  It is possible that beyond the foreseeable future that if Almadoro’s mineral exploration efforts fail and world demand for the minerals Almadoro is seeking drops to the point that it is no longer economical to explore for these minerals Almadoro may need to change its business plans.  However, until Almadoro encounters such a situation it intends to explore for minerals in Ecuador and British Columbia or elsewhere.

Atlin Claims – British Columbia, Canada

As of the date of this report, Almadoro has received the report on the results of Phase One of its mineral exploration program on the Atlin Claims.

The Atlin Claims are in good standing until January 13, 2009, and have been assigned tenure numbers 525338 and 525339 by the Province of British Columbia (the “Province”).  The Atlin Claims are similar in size and cover a combined area of 805 hectares (approximately 2,000 acres).

Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Because of this regulation, Gordon Racette, a former director and officer of Almadoro, is holding the Atlin Claims in trust for Almadoro until Almadoro has the Atlin Claims transferred to it or a subsidiary.  See Exhibit 10.1 – Declaration of Trust for more details.  The transfer would be at no cost to Almadoro other than the applicable transfer fees.

In February 2006, Almadoro engaged Erik A. Ostensoe, a professional geoscientist, who is familiar with the Atlin area to develop a report about the Atlin Claims.  Mr. Ostensoe is a qualified professional geologist with a B. Sc. degree in honors geology from the University of British Columbia obtained in 1960 and with more than forty years of experience. Mr. Ostensoe is a member in good standing of the Association of Professional Engineers and Geoscientists of British Columbia.  The report entitled “Review and Recommendations, Lower Engineer 1 and 2 Claims, Mineral Tenures 525338 and 525339, Wann Creek” dated February 15, 2006 (the “Report”) describes the Atlin Claims, the regional geology, the mineral potential of the Atlin Claims, and recommendations how Almadoro should explore the Atlin Claims.  According to the Report, the Atlin Claims are immediately south of the former Engineer mine that operated at various times in the period between 1899 and 1987 until it flooded.  The regional geology surrounding the former Engineer mine of which the Atlin Claims are a part of have the potential to host gold veins.

Location and Means of Access to the Atlin Claims

The Atlin Claims are located approximately 19 miles southwest of Atlin, British Columbia, Canada.  The coordinates of the center of the Atlin Claims is at 59°29’ North and 134°14’ West.  The Atlin Claims cover an area of 805 hectares (approximately 2,000 acres).  The Atlin Claims lie inland from the east shore of Taku Arm of Tagish Lake..

The town of Atlin is situated on the east shore of Atlin Lake near the northern British Columbia border and to the southeast of Alaska.  Atlin has a population of about 350 permanent residents and offers most services required to support mining activities.  The Atlin Claims are a short hike from the east shore of Taku Arm.  For convenience and practical considerations, the Atlin Claims are best reached from helicopter flight from Atlin.  Almadoro intends to access the Atlin Claims via helicopter from Atlin.

Page - 4

Atlin Claims

The Atlin Claims are unencumbered and in good standing and there are no third party conditions that affect the Atlin Claims other than conditions defined by the Province of British Columbia described below.  The combined Atlin Claims together make up an area of 805 hectares, which is equivalent to approximately 2,000 acres.

Almadoro has no insurance covering the Atlin Claims.  Management believes that no insurance is necessary since the Atlin Claims are unimproved and contain no buildings or improvements.

The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
525338	Lower Engineer 1	201847 100%	January 13, 2009	Good	394.902
525339	Lower Engineer 2	201847 100%	January 13, 2009	Good	411.533

There is no assurance that a commercially viable mineral deposit exists on the Atlin Claims.  Further exploration will be required before an evaluation as to the economic feasibility of the Atlin Claims is determined.  If minerals are discovered on the Atlin Claims and it appears that it would be economically viable to commercially mine the Atlin Claims, management plans to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of the subsidiary at that time.

Almadoro’s consulting geologist has written a report and provided Almadoro with recommendations of how Almadoro should explore the Atlin Claims.  Until Almadoro can validate otherwise, the Atlin Claims are without known reserves.  Almadoro has planned a three phase mineral exploration program and has completed Phase One of that program and has received the report on the results of Phase One of its mineral exploration program on the Atlin Claims.

On April 19, 2007, Almadoro agreed to the terms and conditions of a letter agreement dated April 18, 2007 between Gerry Diakow and Almadoro.  Pursuant to the terms and conditions of the letter agreement, Mr. Diakow has agreed to coordinate and conduct a Phase One mineral exploration program on the Atlin Claims.  Almadoro agreed to pay Mr. Diakow CDN$25,000 for the completion of Phase One mineral exploration program, excluding any applicable taxes.  The mineral exploration program was conducted on the Atlin Claims in August 2007.  Almadoro has paid Mr. Diakow CDN$22,200 for exploration expenses.  The final payment of CDN$3,000 will be paid once the exploration work has been validly filed with the Province of British Columbia.  See Exhibit 10.2 – Letter Agreement for more details.

Conditions to Retain Title to the Atlin Claims

The Atlin Claims have an expiry date of January 13, 2009, and in order to maintain the tenures in good standing it will be necessary for Almadoro to coordinate an agent to perform and record valid exploration work with value of CDN$4 per hectare in anniversary years 1, 2, and 3, and CDN$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  The aggregate amount that Almadoro must expend in anniversary years 1, 2, and 3, is CDN$3,226.  January 13, 2009 is the third anniversary date.  For subsequent years, the aggregate amount is CDN$6,452.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Atlin Claims.

History of Atlin and the Atlin Claims

Atlin has always been closely identified with the mining industry, having been established about 1900 as a supply base and winter home for miners and prospectors working in the nearby mines, prospects and placer gold fields.  Placer gold fields are areas where gold is found in the gravels of a mining claim.  Placer mining continues to be an important component of the Atlin’s economy and other mining ventures have become increasingly significant in recent years with several properties either in or approaching the permitting and significant financing phases.   Other mining properties that are located in the Tulesequah River valley, 200 kilometres (approximately 125 miles) south of Atlin, are in advanced stages of exploration and approval process and are best accessed from Atlin.

The Atlin Claims are located close to the Engineer mine, an historic gold-silver mine discovered in 1899.  The area surrounding the former Engineer mine was undoubtedly prospected carefully while the mine was in operation.  An area that is believed to be on the Atlin Claims was first mentioned in Annual Reports of the British Columbia Ministry of Mines for 1913 and again in 1918.  The reports mention a polymetallic vein occurrence with gold, silver, lead and zinc values.  It should be noted that these are historical reports and Almadoro has yet to confirm any mineral reserves on the Atlin Claims.

Page - 5

Present Conditions of the Atlin Claims

Almadoro has yet to explore or access the Atlin Claims.  However, according to the Report Almadoro should expect to find an area of dissected plateau terrain with the highest elevations being approximately 5,000 feet above sea level.  The tree-line is commonly at about 5,000 feet.  Forest cover is patchy, with muskeg bogs in lower elevation areas that have poorly developed drainage and/or permafrost, evergreen trees, primarily spruce and pine, along valley walls, and stands of aspen and poplar where drainage is suitable.  Grassy slopes and meadows are found in many parts of the area. There is no equipment, infrastructure or electricity on the Atlin Claims.

Geology of the Atlin Claims

The Atlin Claims are the subject of the Report prepared by Erik A. Ostensoe, P. Geo., dated February 15, 2006.  Mr. Ostensoe has not been on the Atlin Claims, but he is familiar with the Atlin mining district and has reviewed various government publications, maps, and reports to determine the geology of the Atlin Claims.  The Report indicates that the southern parts of the Atlin Claims appear to be underlain by Upper Triassic age Stuhini Group (refers to location of a rock body) rocks and by strongly metamorphosed Permian (refers to a time period approximately 270 million years ago) and possibly older formations.  The latter have been altered by the intrusion of the Coast Crystalline (refers to location of a rock body) plutonic suite (refers a type of previously molten rock that has solidified below the earth’s surface) to chlorite actinolite schist (refers to a type of rock formarion) and biotite schist (refers to a type of rock formation).  The northern parts of dominantly Labarge Group (refers to location of a rock body) turbiditic greywacke (refers to a type of rock formation) of Lower Jurassic (refers to a time period approximately 180 million years ago) age.  In general, the Atlin Claims have the potential to host minerals such as gold, silver, platinum and other metallic minerals.  It should be noted that Almadoro has yet to confirm any mineral reserves on the Atlin Claims.

Morona Property - Ecuador

Pursuant to the terms and conditions of a mining option agreement dated December 27, 2007 between Avalanche Minerals Ltd. and Almadoro (the “Option Agreement”), Avalanche has granted Almadoro an option to acquire a 50% undivided interest in certain mineral claims in Ecuador, which may be increased to a 75% undivided interest pursuant to the terms and conditions of the Option Agreement.  The term of the option will expire on June 1, 2010.

The Option Agreement covers an aggregate 65 mineral claims in Ecuador covering approximately 96,000 hectares (the “Ecuador Claims”).

Pursuant to the terms and conditions of the Option Agreement, Almadoro will have the exclusive right to explore the Ecuador Claims with an option to acquire a 50% undivided interest in the Ecuador Claims upon the following conditions being fulfilled:

a.
upon Avalanche providing notice to Almadoro that the Ecuador Claims have been transferred to Avalanche, payment of US$150,000 to Avalanche, which was paid to Avalanche on December 27, 2007, and a commitment of at least US$50,000 for mineral expenditures on the Ecuador Claims;

b.	payment of approximately US$48,000 to Avalanche on or before March 15, 2008, which will represent 50% of the yearly patent taxes of $1.00 per hectare;

c.	payment of an additional US$50,000 to Avalanche on or before June 1, 2008;

d.	payment of an additional US$50,000 to Avalanche on or before December 1, 2008;

e.	incur additional mineral expenditures on the Ecuador Claims of at least US$75,000 on or before December 1, 2008;

f.	payment of an additional US$50,000 to Avalanche on or before June 1, 2009;

g.	incur additional mineral expenditures on the Ecuador Claims of at least US$100,000 on or before June 1, 2009;

h.	payment of an additional US$50,000 to Avalanche on or before December 1, 2009; and

i.	incur additional mineral expenditures on the Ecuador Claims of at least US$100,000 on or before December 1, 2009.

Page - 6

To acquire a 75% undivided interest in the Ecuador Claims, Almadoro will have to fulfil, in addition to the conditions listed above, the following additional conditions:

a.	payment of an additional US$200,000 to Avalanche on or before June 1, 2010; and

b.	incur additional mineral expenditures on the Ecuador Claims of at least US$300,000 on or before June 1, 2010.

Also, Avalanche and Almadoro will share the cost equally for maintaining general liability insurance and automobile insurance to cover the operations of Avalanche and Almadoro under the Option Agreement.

During the term of the Option Agreement, Avalanche Resources Ecuador S.A., a wholly-owned Ecuadorian subsidiary of Avalanche, will be the operator for the purpose of mining operations on the Claims.  All of Almadoro’s interests in the Option Agreement and in the Ecuador Claims will be registered in the name of Ninakhori Minerales S.A., the wholly-owned Ecuadorian subsidiary of Almadoro.

The Option Agreement was subject to Avalanche acquiring a 100% interest in the Ecuador Claims, which was approved by the Toronto Stock Exchange on December 12, 2007.

See Exhibit 10.4 – Mining Option Agreement for more details.

Location and Means of Access to the Ecuador Claims

Almadoro understands that the Ecuador Claims are reasonably accessible by access roads and that the prospecting crew can reach the Ecuador Claims by foot or mule.

Ecuador Claims

The Ecuador Claims are comprised of 65 mining concessions in the mining regions of Gualaquiza, Limón Indanza, San Juán Bosco, Santiago, and Yacuambi in  Ecuador.  The Ecuador Claims are unexplored by Almadoro and a first phase of exploration of the Ecuador Claims is being planned and coordinated.

Conditions to Retain Title to the Ecuador Claims

Under current Ecuadorian mining law, the conditions to retain title to the Ecuador Claims is that Almadoro is required to make a payment of $48,000 which represents 50% of the yearly patent taxes of $1.00 per hectare . Future changes in Ecuadorian mining law could cause conditions to retain title to the Ecuador Claims to be different.

History of Morona Santiago and the Ecuador Claims

Almadoro understands that the Ecuador Claims were previously owned by Ecuadorian owners.  The history of the Ecuador Claims is not well known by Almadoro. In order to understand the history of the Ecuador Claims further exploration and analysis must be completed.

Present Conditions of the Ecuador Claims

The present condition of the Ecuador Claims is not yet known.  In order to understand the present conditions of the Ecuador Claims further exploration and analysis must be completed on the Ecuador Claims.

Geology of the Ecuador Claims

The geology of the Ecuador Claims is not yet known.  In order to understand the geology of the Ecuador Claims further, exploration and analysis must be completed on the Ecuador Claims.

Page - 7

Ecuador Mining Law Uncertainty

At present, the Ecuador mining law situation is extremely uncertain and risky.  In April 2008, the current Ecuadorian government announced measures to suspend exploration in the country for 180 days and limit the number of claims for any single corporation to three.  In light of the uncertain and risky Ecuadorian mining law outlook, management is currently undertaking a review whether to continue further exploration in Ecuador.

Competition

The mineral exploration business is an extremely competitive industry.  Almadoro is competing with many other exploration companies looking for minerals.  Almadoro is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Almadoro competes with other similar companies for financing and joint venture partners.  Additionally, Almadoro competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for Almadoro’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of suppliers.

Dependence on Major Customers

Almadoro has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Almadoro has no intellectual property such as patents or trademarks. Additionally, Almadoro has no royalty agreements or labor contracts.

Government Controls and Regulations

Almadoro’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  However, Almadoro is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Almadoro.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations.  With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.  In addition, in certain jurisdictions, Almadoro is subject to foreign investment controls and regulations governing its ability to remit earnings abroad.

Management believes that Almadoro is in substantial compliance with all material current government controls and regulations at each of Almadoro’s mineral properties.

Costs and Effects of Compliance with Environmental Laws

Almadoro currently has no costs to comply with environmental laws concerning its exploration program on the Atlin Claims or the Ecuador Claims.

Expenditures on Research and Development During the Last Two Fiscal Years

Almadoro has not incurred any research or development expenditures since its inception on November 14, 2005.

Page - 8

Number of Total Employees and Number of Full Time Employees

Almadoro does not have any employees other than Ken Ralfs, the sole director and officer of Almadoro.  Almadoro intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on the Atlin Claims as required throughout the course of its mineral exploration program.  On April 19, 2007, Almadoro retained the services of an independent geologist to conduct Phase One mineral exploration program.  See Exhibit 10.2 – Letter Agreement for more details.

Item 1A.  Risk Factors.

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments.

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.                      Description of Property.

Almadoro’s executive offices are located at 9620 Williams Road, Richmond, British Columbia, Canada, V7A 1H2.  Almadoro’s president, Ken Ralfs, currently provides this space to Almadoro free of charge.  This space may not be available to Almadoro free of charge in the future.

Almadoro also has an interest in two mineral claims located in the Atlin Mining Division, British Columbia, Canada and in 65 mineral claims located in the mining regions of Gualaquiza, Limón Indanza, San Juán Bosco, Santiago, and Yacuambi in  Ecuador as described in more detail above in “Item 1. Description of Business”.

Item 3.                      Legal Proceedings.

Almadoro is not a party to any pending legal proceedings and, to the best of Almadoro’s knowledge, none of Almadoro’s property or assets are the subject of any pending legal proceedings.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information

Almadoro’s common stock has been quoted on the NASD OTC Bulletin Board under the symbol “OPXI” from December 15, 2006 to March 23, 2008, and is now quoted under the symbol “ALDM”.  The table below gives the high and low bid information for each fiscal quarter of trading and for the interim period ended April 24, 2008.  The bid information was obtained from Pink OTC Markets Inc. (fka Pink Sheets LLC) and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
24 April 2008	$0.38	$0.205	Pink OTC Markets Inc.
31 January 2008	$0.42	$0.30	Pink OTC Markets Inc.
31 October 2007	$0.35	$0.30	Pink OTC Markets Inc.
31 July 2007 (after 7 for 1 dividend)	$0.30	$0.15	Pink OTC Markets Inc.
13 June 2007	$2.00	$0.16	Pink OTC Markets Inc.
30 April 2007	$0.16	$0.10	Pink OTC Markets Inc.
31 January 2007	$0.10	$0.10	Pink OTC Markets Inc.

Page - 9

(b)           Holders of Record

Almadoro has approximately 12 holders of record of Almadoro’s common stock as of June 3, 2008 according to a shareholders’ list provided by Almadoro’s transfer agent as of that date.  The number of registered shareholders does not include any estimate by Almadoro of the number of beneficial owners of common stock held in street name.  The transfer agent for Almadoro’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

(c)           Dividends

Almadoro has declared no dividends on its common stock, and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Almadoro’s Board of Directors.

On May 25, 2007, the Board of Directors declared a stock dividend of seven shares for every one share of common stock issued.  The stock dividend was paid out on June 13, 2007.

(d)           Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, with the exception of the following:

Fiscal 2006 Sales of Unregistered Securities

Almadoro has sold 5,335,000 shares of unregistered securities. All of these 5,335,000 shares were subscribed for in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 (the “1933 Act”) and were sold to Canadian residents.

The shares include the following:

1.	On November 28, 2005, Almadoro issued 3,000,000 shares of common stock at a price of $0.001 per share for cash proceeds of $3,000 received from Gordon Racette.

2.	On January 23, 2006, Almadoro issued 1,675,000 shares of common stock to 14 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $16,750.

3.	On January 31, 2006, Almadoro issued 660,000 shares of common stock to 21 non-affiliate Canadian residents at a price of $0.05 per share for cash proceeds of $33,000.

With respect to all of the above offerings, Almadoro completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Almadoro did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to Almadoro that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Almadoro and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Almadoro is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the 1933 Act and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Page - 10

Each investor was given adequate access to sufficient information about Almadoro to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

June 2007 - Stock dividend

On May 25, 2007, the board of directors of Almadoro declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on June 11, 2007, that shareholder received an additional seven (7) shares on June 13, 2007.   On June 14, 2007, the stock dividend was ex-dividend and Almadoro’s trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Almadoro’s issued and outstanding share capital from 5,335,000 shares of common stock to 42,680,000 shares of common stock.

July 2007 - $0.30 Private Placement Offering

On July 26, 2007, the board of directors authorized the issuance of 100,000 restricted shares of common stock at a subscription price of $0.30 per restricted share.  Almadoro raised $30,000 in cash in this closing and issued 100,000 restricted shares of common stock to one non-US subscriber outside the United States.  Almadoro set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Almadoro relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Almadoro complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Almadoro received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

October 2007 - $0.50 Private Placement Offering

On October 3, 2007, the board of directors authorized the issuance of 200,000 restricted shares of common stock at a subscription price of $0.50 per restricted share.  Almadoro raised $100,000 in cash in this closing and issued 200,000 restricted shares of common stock to one non-US subscriber outside the United States.  Almadoro set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Almadoro relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Almadoro complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Almadoro received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

October 2007 - $0.40 Private Placement Offering

On October 25, 2007, the board of directors authorized the issuance of 375,000 restricted shares of common stock at a subscription price of $0.40 per restricted share.  Almadoro raised $150,000 in cash in this closing and issued 375,000 restricted shares of common stock to one non-US subscriber outside the United States.  Almadoro set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Almadoro relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Almadoro complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Almadoro received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 11

March 2008 - $0.30 Private Placement Offering

On March 11, 2008, the board of directors authorized the issuance of 160,000 restricted shares of common stock at a subscription price of $0.30 per restricted share.  Almadoro raised $48,000 in cash in this closing and issued 160,000 restricted shares of common stock to one non-US subscriber outside the United States.  Almadoro set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the one non-US subscriber outside the United States in this closing, Almadoro relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management is satisfied that Almadoro complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Almadoro received from the subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Almadoro’s common stock.

(e)	Penny Stock Rules

Trading in Almadoro’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Almadoro’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Almadoro’s securities, which could severely limit their market price and liquidity of Almadoro’s securities.  The application of the “penny stock” rules may affect your ability to resell Almadoro’s securities.

Item 6.  Selected Financial Data.

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF ALMADORO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Almadoro was incorporated in the State of Nevada on November 14, 2005 and on March 24, 2008 changed its name from “Opes Exploration Inc.” to “Almadoro Minerals Corp.”

Page - 12

Almadoro is an exploration stage company.  Almadoro’s principal business is the acquisition and exploration of mineral resources.  Almadoro has not presently determined whether its mineral claims contain mineral reserves that are economically recoverable.

Management has decided to expand Almadoro’s focus and identify and assess new projects for acquisition purposes that are more global in nature.  Management will continue to focus on exploring and adding value to the project interests already acquired but will also now focus on new projects on an international level.

Ecuador

Pursuant to the terms and conditions of a mining option agreement dated December 27, 2007 between Avalanche Minerals Ltd. and Almadoro (the “Option Agreement”), Avalanche has granted Almadoro an option to acquire a 50% undivided interest in 65 mineral claims in Ecuador (the “Ecuador Claims”), which may be increased to a 75% undivided interest pursuant to the terms and conditions of the Option Agreement.  The term of the option will expire on June 1, 2010.

On July 27, 2007, Almadoro incorporated and organized Ninakhori Minerales, S.A., an Ecuadorian company, as a subsidiary to conduct and operate its business in Ecuador.

The Ecuador Claims are located in Morona Santiago in Ecuador.

During the term of the Option Agreement, Avalanche Resources Ecuador S.A., a wholly-owned Ecuadorian subsidiary of Avalanche, will be the operator for the purpose of mining operations on the Claims.  All of Almadoro’s interests in the Option Agreement and in the Ecuador Claims will be registered in the name of Ninakhori Minerales S.A., the wholly-owned Ecuadorian subsidiary of Almadoro.

Canada

The Atlin Claims are in good standing until June 13, 2009, and have been assigned tenure numbers 525338 and 525339 by the Province of British Columbia.  The Atlin Claims are similar in size and cover a combined area of 805 hectares (approximately 2,000 acres).  In order to keep the Atlin Claims in good standing, Almadoro must perform and record exploration work of approximately CDN$3,226 by June 13, 2009, or pay the equivalent amount to the Province of British Columbia in lieu of performing the exploration work.

Plan of Operation

Almadoro’s plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to Almadoro obtaining funding necessary for the continued exploration of the Ecuador Claims and the acquisition of any new mineral exploration properties.

1.
To assess the mining industry measures adopted by the Ecuador’s Constitutional Assembly to determine whether Almadoro should continue with the exploration work and property payments on the Ecuador Claims.

In April 2008 Ecuador's Constitutional Assembly passed a mining mandate that cancelled a majority of Ecuador’s mining concessions, suspended remaining projects, and imposed a moratorium on awarding new concessions while giving the government a six month deadline to re-write Ecuador’s mining legislation.  There are also plans to create a state-owned mining company and to increase the percentage of mining revenues owed to the government, such as a 70% windfall tax.  The mandate also bans all mining projects that may impact water resources and that could threaten publicly protected areas.

2.
To negotiate with Avalanche Minerals Ltd. to have all option payments and exploration work postponed until the issues concerning Almadoro in Ecuador are resolved.  Management is of the opinion that the new mining industry measures adopted in Ecuador fall within the definition of a force majeure under the Option Agreement and as a result all option payment dates and exploration work deadlines will be extended until the issues are resolved and Almadoro is provided with written confirmation that its interest in the Ecuador Claims is in good standing.  See Exhibit 10.4 – Mining Option Agreement for more details.

3.
If and when Almadoro’s interest in the Ecuador Claims is re-established in good standing, Almadoro will continue to make the required payments under the Option Agreement to keep it in good standing.  In the next 12 months Almadoro will need to make a total payment of $100,000 in cash to Avalanche Minerals Ltd. and incur $75,000 in mineral expenditures on the Ecuador Claims.  See Exhibit 10.4 – Mining Option Agreement for more details.

Page - 13

4.	To maintain the Atlin Claims in good standing, but not to do any further exploration work on the property.

5.	To actively look for and pursue additional mineral exploration properties, and to acquire such properties subject to terms that are favorable and acceptable to Almadoro.

Financial Condition

As at January 31, 2008, Almadoro had a cash balance of $58,052.  If Almadoro proceeds with the Option Agreement on the Ecuador Claims it will have to raise additional funds starting in June 2008 so that it can make the necessary option payments and complete the required exploration work pursuant to the terms of the Option Agreement.

During the next 12 months, Almadoro does not anticipate generating any revenue.  Any required funding will come from equity financing from the sale of Almadoro’s common stock or sale of part of its interest in the Atlin Claims or the Ecuador Claims.  If Almadoro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Almadoro.  Almadoro does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its proposed plan of operations.  In the absence of such financing, Almadoro’s business will fail.

Based on the nature of Almadoro’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Almadoro’s future financial results are also uncertain due to a number of factors, some of which are outside of its control.  These factors include, but are not limited to:

●      Almadoro’s ability to raise additional funding;
●      the market price of gold;
●      the results of the proposed mineral exploration programs on the Ecuador Claims; and
●      Almadoro’s ability to find joint venture partners for the development of the Ecuador Claims.

Due to Almadoro’s lack of operating history and present inability to generate revenues, Almadoro’s auditors have stated their opinion that there currently exists substantial doubt about Almadoro’s ability to continue as a going concern.  If Almadoro completes the mineral exploration program and it is successful in identifying a mineral deposit on the Ecuador Claims, Almadoro will have to spend substantial funds on further drilling and engineering studies before Almadoro will know if it has a commercially viable mineral reserve.

Accounting and Audit Plan

Almadoro intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed or audited by its independent auditor.  Almadoro’s outside consultant is expected to charge us approximately $1,250 to prepare the quarterly financial statements and approximately $1,750 to prepare the annual financial statements.  Almadoro’s independent auditor is expected to charge approximately $1,250 to review the quarterly financial statements and approximately $5,000 to audit the annual financial statements.  In the next twelve months, management anticipates spending approximately $14,250 to pay for its accounting and audit requirements.

Legal Expense Plan

Management expects to incur legal costs of approximately $2,500 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing.  In the next twelve months, management anticipates spending approximately $12,500 for legal costs to pay for three quarterly filings and one annual filing.

Functional Currency

Almadoro’s functional currency is the United States dollar.  Almadoro has determined that its functional currency is the United States dollar for the following reasons:

●      Almadoro’s current and future financings are and will be in United States dollars;
●      Almadoro maintains a majority of its cash holdings in United States dollars;
●      any potential sales of gold recovered from the Atlin Claims will be undertaken in United States dollars;
●      a majority of Almadoro’s administrative expenses are undertaken in United States dollars;
●      all cash flows are generated in United States dollars; and
●	the Atlin Claims are located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Page - 14

Exploration Expenses – Canadian GAAP vs. US GAAP

Under Canadian GAAP, mineral properties including exploration, development and acquisition costs, are carried at cost and charged to operations if the properties are abandoned or impaired.  Under US GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring a mine into production are capitalized as development costs.  Almadoro’s audited financial statements use US GAAP.

Results of Operations

Almadoro has had no operating revenues since its inception on November 14, 2005, through to January 31, 2008.  Almadoro’s activities have been financed from the proceeds of share subscriptions.  Since inception, on November 14, 2005, to January 31, 2008, Almadoro raised a total of $332,750 from private offerings of its common stock.

For the period from inception on November 14, 2005, to January 31, 2008, Almadoro incurred total expenses of $299,507.  These expenses included (1) $25,973 in mineral exploration costs on the Atlin Claims for its Phase One mineral exploration program; (2) $62,475 in professional fees; (3) $13,750 for donated expenses; (4) $47,020 for general and administrative costs; and (5) $150,289 for the impairment of mineral property.

For the year ended January 31, 2008, Almadoro incurred total expenses of $260,307.  These expenses included (1) $42,283 in professional fees; (2) $3,000 for donated expenses; (3) $42,759 for general and administrative costs; (4) $22,265 for the acquisition and staking cost for the Atlin Claims; and (5) $150,000 for the impairment of mineral property.

For the year ended January 31, 2007, Almadoro incurred total expenses of $30,503.  These expenses included (1) $3,708 in mineral exploration costs on the Atlin Claims for its Phase One mineral exploration program; (2) $14,692 in professional fees; (3) $8,500 for donated services and expenses; and (4) $3,603 for general and administrative costs.

Liquidity and Capital Resources

Almadoro had working capital of $46,993 as of January 31, 2008, compared with $24,300 as of January 31, 2007.

There are no assurances that Almadoro will be able to achieve further sales of its common stock or any other form of additional financing.  If Almadoro is unable to achieve the financing necessary to continue its plan of operations, Almadoro will not be able to continue and its business will fail.

Management believes that Almadoro’s current cash will be sufficient to fully finance its operations at current and planned levels through August 2008.  Management intends to manage Almadoro’s expenses and payments to preserve cash until Almadoro is profitable, otherwise additional financing must be arranged.  Specifically such cash management actions include donation of rent and services by Almadoro’s directors and officers.

Net Cash Used in Operating Activities

For the fiscal year ended January 31, 2008, net cash used in operating activities totaled $96,905 compared with $26,846 for the previous fiscal year.

At January 31, 2008, Almadoro had cash of $58,052 and working capital of $46,993.  During the fiscal year ended January 31, 2008, Almadoro used $96,905 in cash for operating activities.  This was primarily a result of an operating loss of $260,307, offset by impairment of mineral property of $150,000 and donated expenses of $3,000, and a net decrease in operating assets and liabilities of $10,402.  During the fiscal year ended January 31, 2008, Almadoro paid $7,211 towards accounts payable.  There were also changes in prepaid expenses and due to related parties resulting in a net use of cash of $3,191.

Page - 15

Net Cash Used in Investing Activities

Net cash used in investing activities was $150,000 for mineral property acquisition costs during the fiscal year ended January 31, 2008 as compared with $nil of cash used for the previous fiscal year.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities increased to $280,000 from the issuance of common stock during the fiscal year ended January 31, 2008 as compared with financing of $nil for the previous fiscal year.

Off-Balance Sheet Arrangements

Almadoro has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Internal and External Sources of Liquidity

Almadoro’s internal sources of liquidity will be loans that may be available to Almadoro from management.  The president has donated services and rent.  Though Almadoro has no written arrangements with its president, Almadoro expects that the president will provide Almadoro with internal sources of liquidity if it is required.

If required, Almadoro’s external sources of liquidity will be private placements for equity conducted outside the United States.  Almadoro has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Almadoro had no contingencies or long-term commitments at January 31, 2008.

Critical Accounting Policies

Almadoro’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of Almadoro’s financial statements.

Use of Estimates
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Almadoro regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations.  Almadoro bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Almadoro may differ materially and adversely from Almadoro’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share
Almadoro computed net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Page - 16

Mineral Property Costs
Almadoro has been in the exploration stage since its inception on November 14, 2005 and has not yet realized any revenues from its planned operations.  Almadoro is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  Almadoro assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments
The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Almadoro’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to Almadoro’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, Almadoro does not use derivative instruments to reduce its exposure to foreign currency risk.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 17

Item 8.                      Financial Statements and Supplementary Data.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)

January 31, 2008

Page - 18

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Almadoro Minerals Corp (formerly Opes Exploration Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Almadoro Minerals Corp (formerly Opes Exploration Inc.) (An Exploration Stage Company) as of January 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from November 14, 2005 (Date of Inception) to January 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Almadoro Minerals Corp (formerly Opes Exploration Inc.) as of January 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from November 15, 2005 (Date of Inception) to January 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred significant operating losses during the exploration stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

May 26, 2008

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	January 31, 2008 $	January 31, 2007 $

ASSETS

Current Assets

Cash	58,052	24,957
Prepaid expenses	232	3,410

Total Assets	58,284	28,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	3,510	2,250
Accrued liabilities	7,693	1,742
Due to related party (Note 3(b))	88	75

Total Liabilities	11,291	4,067

Contingencies and Commitments (Notes 1 and 6)
Subsequent Events (Note 8)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 43,355,000 issued and outstanding (2007 – 42,680,000 shares)	43,355	42,680

Additional Paid-In Capital	289,395	10,070

Donated Capital (Note 3(a))	13,750	10,750

Deficit Accumulated During the Exploration Stage	(299,507)	(39,200)

Total Stockholders’ Equity	46,993	24,300

Total Liabilities and Stockholders’ Equity	58,284	28,367

(The accompanying notes are an integral part of these financial statements.)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated from
	November 14, 2005	For the	For the
	(Date of Inception)	Year ended	Year ended
	To January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$
Revenue	–	–	–

Expenses

Donated expenses (Note 3(a))	13,750	3,000	8,500
General and administrative	47,020	42,759	3,603
Impairment of mineral property (Note 5)	150,289	150,000	–
Mineral exploration costs	25,973	22,265	3,708
Professional fees	62,475	42,283	14,692

Total Expenses	299,507	260,307	30,503

Net Loss	(299,507)	(260,307)	(30,503)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		42,749,000	42,680,000

(The accompanying notes are an integral part of these financial statements.)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	November 14, 2005	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(299,507)	(260,307)	(30,503)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated expenses	13,750	3,000	8,500
Impairment of mineral property	150,289	150,000	–

Change in operating assets and liabilities
Prepaid expenses	(232)	3,178	(3,410)
Accounts payable and accrued liabilities	11,203	7,211	(1,508)
Due to related parties	88	13	75

Net Cash Used In Operating Activities	(124,409)	(96,905)	(26,846)

Investing Activities

Mineral property acquisition costs	(150,289)	(150,000)	–

Net Cash Used In Investing Activities	(150,289)	(150,000)	–

Financing Activities

Proceeds from issuance of common stock	332,750	280,000	–

Net Cash Flows Provided By Financing Activities	332,750	280,000	–

Increase (Decrease) in Cash	58,052	33,095	(26,846)

Cash - Beginning of Period	–	24,957	51,803

Cash - End of Period	58,052	58,052	24,957

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Financing and Investing Activities	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from November 14, 2005 (Date of Inception) to January 31, 2008
(Expressed in US dollars)

Deficit
Accumulated
	Additional		During the
Common Stock	Paid-In	Donated	Exploration
	Shares	Par Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance – November 14, 2005 (Date of Inception)	–	–	–	–	–	–

Common shares issued for cash at $0.001 per share	24,000,000	24,000	(21,000)	–	–	3,000

Common shares issued for cash at $0.01 per share	13,400,000	13,400	3,350	–	–	16,750

Common shares issued for cash at $0.05 per share	5,280,000	5,280	27,720	–	–	33,000

Donated services and expenses	–	–	–	2,250	–	2,250

Net loss for the period	–	–	–	–	(8,697)	(8,697)

Balance – January 31, 2006	42,680,000	42,680	10,070	2,250	(8,697)	46,303

Donated services and expenses	–	–	–	8,500	–	8,500

Net loss for the year	–	–	–	–	(30,503)	(30,503)

Balance – January 31, 2007	42,680,000	42,680	10,070	10,750	(39,200)	24,300

Common shares issued for cash at $0.30 per share	100,000	100	29,900	–	–	30,000

Common shares issued for cash at $0.50 per share	200,000	200	99,800	–	–	100,000

Common shares issued for cash at $0.40 per share	375,000	375	149,625	–	–	150,000

Donated expenses	–	–	–	3,000	–	3,000

Net loss for the year	–	–	–	–	(260,307)	(260,307)

Balance – January 31, 2008	43,355,000	43,355	289,395	13,750	(299,507)	46,993

See Note 4(d) for a forward stock split adjusted retroactively.

(The accompanying notes are an integral part of these financial statements.)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2008
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Almadoro Minerals Corp. (formerly Opes Exploration Inc.) (the “Company”) was incorporated in the State of Nevada on November 14, 2005 under the name Opes Exploration Inc. On March 24, 2008, the Company changed its name to Almadoro Minerals Corp. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

On December 18, 2007, the Company acquired all of the issued and outstanding shares of Ninakhori Minerales S.A. (“Ninakhori”), a company incorporated in Ecuador, for consideration for $1,200. Ninakhori is an inactive company with no operations and its only asset consists of $800 in cash. The balance of the purchase price was allocated to incorporation costs.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2008, the Company has accumulated losses of $299,507 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ninakhori Minerales S.A., an inactive company. All intercompany transactions and balances have been eliminated.  The Company’s fiscal year end is January 31.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2008, there were no potentially dilutive securities.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2008
(Expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at January 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

g)	Long-Lived Assets

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

h)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2008
(Expressed in US dollars)

2.           Summary of Significant Accounting Principles (continued)

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At January 31, 2008, the Company had no material uncertain tax positions.

j)	Foreign Currency Translation

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

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.  The Company has not issued any stock options or share based payments since its inception.

l)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2008
(Expressed in US dollars)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation

2.           Summary of Significant Accounting Principles (continued)

l)	Recently Issued Accounting Pronouncements (continued)

of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

a)
The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month.  Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the year ended January 31, 2008, the Company recognized $3,000 (2007 - $3,000) in donated rent and $30,390 (CDN$31,667) (2007 - $6,333) in management expenses. The President also received a bonus of $4,971 (CDN$5,000) (2007 - $nil) for the year ended January 31, 2008.

b)
As at January 31, 2008, the Company is indebted to the former President of the Company for $88 (2007 - $75), representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

4.	Common Stock

a)	On October 25, 2007, the Company issued 375,000 common shares at $0.40 per share for proceeds of $150,000.

b)	On October 3, 2007, the Company issued 200,000 common shares at $0.50 per share for proceeds of $100,000.

c)	On July 27, 2007, the Company issued 100,000 common shares at $0.30 per common share for proceeds of $30,000.

d)
On June 13, 2007, the Company effected a forward stock split by declaring a stock dividend on the basis of seven new shares of common stock for every share of common stock outstanding.  The issued and outstanding common shares increased from 5,335,000 shares of common stock to 42,680,000 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2008
(Expressed in US dollars)

5.	Mineral Properties

a)
On January 13, 2006, the Company staked two new mineral claims near Atlin, British Columbia, Canada. The claims are registered in the name of the President of the Company.  The cost of mineral properties charged to operations by the Company of $289 represented the original cost of the properties incurred by the President, which has been reimbursed by the Company.

b)
On December 27, 2007, the Company entered into a mining option agreement with Avalanche Minerals Ltd. (“Avalanche”), whereby the Company has the exclusive right to explore sixty-five mineral claims (the “Claims”) in Ecuador with an option to acquire a 50% undivided interest in the Claims which may be increased to 75% undivided interest pursuant to the terms and conditions of the option agreement.  The term of the option expires on June 1, 2010. To acquire a 50% undivided interest in the Claims, the Company has to fulfil the conditions set forth:

	Cash Payments $	Exploration Expenditures $

December 27, 2007	150,000	50,000

March 15, 2008	48,000	–

June 1, 2008	50,000	–

December 1, 2008	50,000	75,000

June 1, 2009	50,000	100,000

December 1, 2009	50,000	100,000

	$398,000	$325,000

To acquire a 75% undivided interest in the Ecuador Claims, Almadoro will have to fulfil, in addition to the conditions listed above, the following additional conditions:

i.	)	payment of an additional US$200,000 to Avalanche on or before June 1, 2010; and

ii.	)	incur additional mineral expenditures on the Ecuador Claims of at least US$300,000 on or before June 1, 2010.

During the term of the Option Agreement, Avalanche Resources Ecuador S.A., a wholly-owned Ecuadorian subsidiary of Avalanche, will be the operator for the purpose of mining operations on the Claims.  All of the Company’s interests in the option agreement and in the Claims will be registered in the name of Ninakhori Minerales S.A., a wholly-owned Ecuadorian subsidiary of the Company.

As at January 31, 2008, the Company has paid $150,000 with respect to the Claims and is committed to payment of $248,000 and incurring exploration expenditures of $325,000 by December 1, 2009.   Refer to Note 8.

6.      Commitment

a)
On April 18, 2007, the Company entered into a mineral exploration agreement (the “Agreement”) with a consultant for geological services on the Company’s mineral properties as noted in Note 5. Under the terms of the Agreement, the Company has committed to pay a deposit of CDN$5,000, geological expenses of CDN$17,000 before August 31, 2007, and CDN$3,000 upon the filing of the mineral exploration work with the Province of British Columbia. As at January 31, 2008, the Company has incurred CDN$5,000 of exploration costs.  During the year ended January 31, 2008, the Company incurred CDN$17,200 ($17,362) in expenses to the consultant.

b)
On February 1, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company.  Under the terms of the Agreement, the Company will pay management fees of CDN$833 for the months of February and March 2007, and CDN$3,000 per month commencing April 2007 plus reimbursement of all out-of-pocket expenses.  The Agreement expires on April 30, 2008.

c)	Refer to Note 5 (b)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2008
(Expressed in US dollars)

7.      Income Tax

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of $135,757 available to offset taxable income in future years which commence expires in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2008 $	January 31, 2007 $

Income tax recovery at statutory rate	(91,107)	(10,676)

Permanent differences	53,550	2,975

Valuation allowance change	37,557	7,701

Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at January 31, 2008 and 2007 are as follows:

	January 31, 2008 $	January 31, 2007 $

Net operating loss carryforward	47,530	9,980

Valuation allowance	(47,530)	(9,980)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

8.           Subsequent Events

a)	On March 11, 2008, the Company issued 160,000 post-split common shares at $0.30 per share for proceeds of $48,000.

b)	On March 15, 2008, the Company paid $48,000 to Avalanche as part of the Company’s commitment to acquire a 50% undivided interest in the claims, as noted in Note 5 (b).

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Almadoro’s accountants on accounting and financial disclosure.  Almadoro’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliott LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Ken Ralfs, Almadoro’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Almadoro’s internal control system was designed to provide reasonable assurance to Almadoro’s management and board of directors regarding the preparation and fair presentation of published financial statements.  However, testing of Almadoro’s internal control systems was not conducted because Almadoro has no revenue and is a start up exploration company.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work.  An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008, and this assessment identified the following material weaknesses in Almadoro’s internal control over financial reporting.

1.
Almadoro does not maintain its own computer based double entry accounting system.  All financial records are manually maintained in a paper format.  Almadoro relies on an external consultant to transpose its paper based records into a computer based accounting system that the external consultant maintains.  Almadoro has no details about this computer based accounting system.

2.
Almadoro relies on its sole officer to maintain and control its internal financial reporting.  Therefore there is lack of proper segregation of functions, duties and responsibilities with respect to our cash control over the disbursements related thereto due to Almadoro’s very limited staff, including its accounting personnel.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.   Because of the material weaknesses described in the preceding paragraphs, management believes that, as of January 31, 2008, Almadoro’s internal control over financial reporting was not effective based on those criteria.

Almadoro’s independent auditors have not issued an attestation report on management’s assessment of Almadoro’s internal control over financial reporting.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Almadoro’s internal controls or, to Almadoro’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Page - 30

Management’s Report on Internal Controls over Financial Reporting

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 9B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-K, Almadoro reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

(a)           Identify Directors and Executive Officers

Each director of Almadoro holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Almadoro’s management team is listed below.

Officer’s Name	Almadoro Minerals Corp.	Ninakhori Minerals S.A.
Ken Ralfs	Director President, CEO, CFO, Treasurer, and Corporate Secretary	President
Paul Suarez	n/a	General Manager

Ken Ralfs ●  Mr. Ralfs (61 years old) has been a director and the president, CEO and CFO of Almadoro since January 2007 and the president of Ninakhori Minerals S.A. since March 2008.  Mr. Ralfs has been a self-employed geologist since 1989 and has served as a director and officer of various public companies since 1989.  Mr. Ralfs received his B.S. Degree in Geology in 1975 from the University of British Columbia.  Mr. Ralfs has been a director of Dynamic Resources Ltd. on the CNQ market since February 2004.

(b)           Identify Significant Employees

Almadoro has no significant employees other than Ken Ralfs, who is the sole director and officer of Almadoro.  Mr. Ralfs will devote approximately 20 hours per week or 50% of his working time to the business of Almadoro.  For its accounting requirements Almadoro utilizes the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its annual and interim financial statements in accordance with accounting principles generally accepted in the United States.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Almadoro to become directors or executive officers.

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

Page - 31

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Almadoro is not aware of any failures to file a required report during the period covered by this annual report.

(f)           Nomination Procedure for Directors

Almadoro does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Almadoro has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Almadoro has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Almadoro’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee.  Almadoro’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Almadoro and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee

(h)           Identification of Audit Committee

Almadoro does not have a separately-designated standing audit committee.  Rather, Almadoro’s entire board of directors perform the required functions of an audit committee.  Currently, Ken Ralfs is the only member of Almadoro’s audit committee, but does not meet Almadoro’s independent requirements for an audit committee member.  See “Item 12. (c) Director independence” below for more information on independence.

Almadoro’s audit committee is responsible for: (1) selection and oversight of Almadoro’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Almadoro’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of January 31, 2008, Almadoro did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Almadoro has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Almadoro undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Ken Ralfs at 604-723-9660 to request a copy of Almadoro’s financial code of ethics.  Management believes Almadoro’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation.

Almadoro has paid $nil in compensation to its named executive officers during its fiscal year ended January 31, 2007.

Page - 32

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Ken Ralfs CEO Jan 2007 - present CFO Jan 2007–present	2006 2007 2008	n/a 2,500 27,000	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a 2,500 27,000 (1)
Gordon Racette CEO Nov 2005 –Jan 2007 CFO Nov 2005 – Jan 2007	2006 2007 2008	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a
(1)	This amount is in Canadian dollars and represents the monthly management fee paid to Mr. Ralfs.

Since Almadoro’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Almadoro and any of its directors whereby such directors are compensated for any services provided as directors.

On May 1, 2007, Almadoro retained the continued services of Ken Ralfs for a term of 12 months pursuant to the terms and conditions of a management agreement.  Mr. Ralfs will continue to provide his services as the president and chief executive officer of Almadoro Minerals Corp. and his business management expertise to Almadoro Minerals Corp. in connection with its business activities.  Almadoro Minerals Corp. will pay Mr. Ralfs CDN$3,000 per month for providing such services and will reimburse Mr. Ralfs for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement.  Either party may terminate the agreement with 30 days’ notice.  See Exhibit 10.3 – Management Agreement for more details.

There are no other employment agreements between Almadoro and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Almadoro or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Ken Ralfs 9620 Williams Road Richmond, BC V7A 1H2	24,000,000	55.2%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 43,515,000 shares of common stock issued and outstanding as of June 5, 2008.

Page - 33

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Ken Ralfs 9620 Williams Road Richmond, BC V7A 1H2	24,000,000	55.2%
common stock	Directors and Executive Officers (as a group)	24,000,000	55.2%
[1] Based on 43,515,000 shares of common stock issued and outstanding as of June 5, 2008.

(c)           Changes in Control

Almadoro is not aware of any arrangement that may result in a change in control of Almadoro.

Item 13.  Certain Relationships and Related Transactions.

(a)           Transactions with Related Persons

Since the beginning of Almadoro’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Almadoro was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Almadoro’s total assets at year-end for the last three completed fiscal years, except for the following:

1.	Declaration of Trust

On January 13, 2006, Almadoro staked two mineral claims located near Atlin, British Columbia.  The Atlin Claims are registered in the name of Gordon Racette, a former director and officer of Almadoro.  Mr. Racette has executed a trust agreement whereby he has agreed to hold the Atlin Claims in trust for Almadoro.  See Exhibit 10.1 – Declaration of Trust for more details.

2.	Management Agreement

On May 1, 2007, Almadoro entered into a management agreement with Ken Ralfs.  Mr. Ralfs will provide his services as the president and chief executive officer of Almadoro Minerals Corp. for a monthly fee of CDN$3,000 and will reimburse Mr. Ralfs for any reasonable out-of-pocket expenses that he incurs in fulfilling the terms of this agreement.  See Exhibit 10.3 – Management Agreement for more details.

(b)           Promoters and control persons

During the past five fiscal years, Ken Ralfs and Gordon Racette have been promoters of Almadoro’s business, but neither of these promoters have received anything of value from Almadoro nor is any person entitled to receive anything of value from Almadoro for services provided as a promoter of the business of Almadoro.

(c)           Director independence

Almadoro’s board of directors currently consists of Ken Ralfs and Gordon Racette.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Almadoro’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Almadoro or any other individual having a relationship which, in the opinion of Almadoro’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Almadoro in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Almadoro’s stock will not preclude a director from being independent.

Page - 34

In applying this definition, Almadoro’s board of directors has determined that Mr. Racette does qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual and Mr, Ralfs does not qualify as an “independent director” pursuant to the same Rule.

As of the date of the report, Almadoro did not maintain a separately designated compensation or nominating committee.
Almadoro has also adopted this definition for the independence of the members of its audit committee.  Ken Ralfs and Gordon Racette serve on Almadoro’s audit committee.  Almadoro’s board of directors has determined that only Mr. Racette is “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Almadoro’s audit of consolidated annual financial statements and for review of financial statements included in Almadoro’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008 - $10,950 – Manning Elliott LLP – Chartered Accountants
2007 - $8,650 – Manning Elliott LLP – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Almadoro’s consolidated financial statements and are not reported in the preceding paragraph:

2008 - $0 – Manning Elliott LLP – Chartered Accountants
2007 - $0 – Manning Elliott LLP – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $0 – Manning Elliott LLP – Chartered Accountants
2007 - $0 – Manning Elliott LLP – Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0 – Manning Elliott LLP – Chartered Accountants
2007 - $0 – Manning Elliott LLP – Chartered Accountants

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Almadoro’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 35

Item 15.  Exhibits, Financial Statements Schedules.

(a)           Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation of Almadoro Minerals Corp. filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.2	Bylaws of Almadoro Minerals Corp. filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.3	Incorporation Resolution of Ninakhori Minerals S.A.	Included
3.4	Bylaws of Ninakhori Minerals S.A.	Included
10.1	Declaration of Trust dated January 13, 2006 filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
10.2
Letter agreement dated April 18, 2007 between Gerry Diakow and Almadoro Minerals Corp., filed as an exhibit to Almadoro’s Form 8-K (Current Report) filed on April 26, 2006, and incorporated herein by reference.
Filed
10.3
Management agreement dated May 1, 2007 between Almadoro Minerals Corp. and Ken Ralfs, filed as an exhibit to Almadoro’s Form 8-K (Current Report) filed on May 4, 2007, and incorporated herein by reference.
Filed
10.4
Mining Option Agreement dated December 27, 2007 between Avalanche Minerals Ltd. and Opes Exploration Inc., filed as an exhibit to Almadoro’s Form 8-K (Current Report) filed on January 7, 2008, and incorporated herein by reference.
Filed
14	Financial Code of Ethics filed as an exhibit to Almadoro’s Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
21	List of Subsidiaries	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 36

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Almadoro Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

ALMADORO MINERALS CORP.

By: /s/ Ken Ralfs

Name:                      Ken Ralfs
Title:                      CEO and CFO
Dated:                      June 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Almadoro Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Ken Ralfs
President, Chief Executive Officer,
Principal Executive Officer,
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer,
Treasurer, and Corporate Secretary
Member of the Board of Directors
June 6, 2008

Page - 37

Exhibit 3.3

Page - 38

Page - 39

Page - 40

Page - 41

Exhibit 3.4

Page - 42

BY-LAWS

of

NINAKHORI MINERALES S.A.

Summary in English

Page - 43

COMPANY INCORPORATION SUMMARY

NAME:  NINAKHORI MINERALES ECUADOR S.A.

CAPITAL:  US$800.00 divided in 800 common shares.

NATIONALITY:  Ecuadorian.

DOMICILE:  Quito – Ecuador.

TERM:  99 years.  The shareholders have the right to extend or shorten it.

OBJECT:  Exploration, development, exploitation and acquisition of mining concessions, as well as exportation and commerce of minerals.

COMPANY ORGANIZATION:

General Assembly of Shareholders

President, and

General Manager.

PRESIDENT:  The president will be elected by the General Assembly of the Company for a time of period of 5 years.

GENERAL MANAGER:  The General Manager will be elected by the General Assembly for a time period of 5 years.

Page - 44

Exhibit 21

Page - 45

Exhibit 21

List of Subsidiaries

Name of Subsidiary	Jurisdiction of Incorporation	Business Name
Ninakhori Minerals S.A.	Ecuador	n/a

Page - 46

Exhibit 31

Page - 47

ALMADORO MINERALS CORP.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending January 31, 2008 of Almadoro Mining Corp.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 6, 2008

/s/ Ken Ralfs
Ken Ralfs
Chief Executive Officer

Page - 48

ALMADORO MINERALS CORP.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this annual report on Form 10-K for the fiscal year ending January 31, 2008 of Almadoro Mining Corp.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 6, 2008

/s/ Ken Ralfs
Ken Ralfs

Chief Financial Officer

Page - 49

Exhibit 32

Page - 50

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Almadoro Minerals Corp. (the “Company”) on Form 10-K for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Executive Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs
Ken Ralfs

Chief Executive Officer

June 6, 2008

Page - 51

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Almadoro Minerals Corp. (the “Company”) on Form 10-KSB for the period ending January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Financial Officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs
Ken Ralfs
Chief Financial Officer

June 6, 2008

Page - 52