Form 10-K
period 2008-01-31
Almadoro Minerals Corp.
filed 2008-06-23
CIK 1358652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                      January 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number  000-52056

ALMADORO MINERALS CORP.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9620 Williams Road, Richmond, British Columbia, Canada	V7A 1H2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (604) 644-4423

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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