Form 10-Q
period 2008-04-30
Almadoro Minerals Corp.
filed 2008-06-23
CIK 1358652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                April 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number     000-52056

ALMADORO MINERALS CORP.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9620 Williams Road, Richmond, British Columbia, Canada	V7A 1H2
(Address of principal executive offices)	(Zip Code)
604-644-4423
Registrant’s telephone number, including area code)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                [     ]                                                                                                   Accelerated filer                                    [     ]
Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)              Smaller reporting company                 [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 20, 2008
common stock - $0.001 par value	43,515,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ALMADORO MINERALS CORP.
(formerly Opes Exploration Inc.)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

Page - 2

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2008 $	January 31, 2008 $
	(unaudited)
ASSETS

Current Assets

Cash	23,471	58,052
Prepaid expenses	25,229	232

Total Assets	48,700	58,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	16,854	3,510
Accrued liabilities	4,783	7,693
Due to related party (Note 3(b))	3,066	88

Total Liabilities	24,703	11,291

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 43,515,000 issued and outstanding (January 31, 2008 – 43,355,000 shares)	43,515	43,355

Additional Paid-In Capital	337,235	289,395

Donated Capital (Note 3(a))	14,500	13,750

Deficit Accumulated During the Exploration Stage	(371,253)	(299,507)

Total Stockholders’ Equity	23,997	46,993

Total Liabilities and Stockholders’ Equity	48,700	58,284

(The accompanying notes are an integral part of these interim financial statements)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	November 14, 2005	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	To April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$
Revenue	–	–	–

Expenses

Donated expenses (Note 3(a))	14,500	750	750
General and administrative	56,902	9,882	4,167
Impairment of mineral property (Note 5)	150,289	–	–
Mineral exploration costs	76,721	50,748	–
Professional fees	72,841	10,366	11,311

Total Expenses	371,253	71,746	16,228

Net Loss	(371,253)	(71,746)	(16,228)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		43,443,900	42,680,000

(The accompanying notes are an integral part of these interim financial statements.)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from
	November 14, 2005	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	To April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(371,253)	(71,746)	(16,228)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated expenses	14,500	750	750
Impairment of mineral property	150,289	–	–

Change in operating assets and liabilities
Prepaid expenses	(25,229)	(24,997)	(1,208)
Accounts payable and accrued liabilities	21,637	10,434	5,013
Due to related parties	3,066	2,978	2,715

Net Cash Used In Operating Activities	(206,990)	(82,581)	(8,958)

Investing Activities

Mineral property acquisition costs	(150,289)	–	–

Net Cash Used In Investing Activities	(150,289)	–	–

Financing Activities

Proceeds from issuance of common stock	380,750	48,000	–

Net Cash Flows Provided By Financing Activities	380,750	48,000	–

Increase (Decrease) in Cash	23,471	(34,581)	(8,958)

Cash - Beginning of Period	–	58,052	24,957

Cash - End of Period	23,471	23,471	15,999

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Financing and Investing Activities	–	–	–

(The accompanying notes are an integral part of these interim financial statements)

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Almadoro Minerals Corp. (formerly Opes Exploration Inc.) (the “Company”) was incorporated in the State of Nevada on November 14, 2005 under the name Opes Exploration Inc. On March 24, 2008, the Company changed its name to Almadoro Minerals Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. Until June 17, 2008, the Company was an exploration stage company.  Almadoro’s principal business was the acquisition and exploration of mineral resources.  The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

On December 18, 2007, the Company acquired all of the issued and outstanding shares of Ninakhori Minerales S.A. (“Ninakhori”), a company incorporated in Ecuador, for consideration for $1,200. Ninakhori is an inactive company with no operations and its only asset consists of $800 in cash. The balance of the purchase price was allocated to incorporation costs.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2008, the Company has accumulated losses of $371,253 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2008, included in the Company’s Annual Report on Form 10-KSB filed on June 6, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2008, and the results of its operations and cash flows for the three month periods ended April 30, 2008 and 2007. The results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at April 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Use of Estimates

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

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2008, there were no potentially dilutive securities.

g)	Mineral Property Costs

Until June 17, 2008, the Company was in the exploration stage since its inception on November 14, 2005 and has not yet realized any revenues from its planned operations. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.           Summary of Significant Accounting Principles (continued)

i)	Long-Lived Assets

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At April 30, 2008, the Company had no material uncertain tax positions.

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

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

m)                        Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3.	Related Party Balances/Transactions

a)
The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the three months ended April 30, 2008, the Company recognized $750 (2007 - $750) in donated rent and $8,877 (CDN$9,000) (2007 - $4,050 (CDN$ 4,667)) in management expenses. As of April 30, 2008, management expenses of $2,978 (CDN$ 3,000) (January 31, 2008 - $Nil) are owing to the President of the Company.

b)
As at April 30, 2008, the Company is indebted to the former President of the Company for $88 (January 31, 2008 - $88), representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

4.	Common Stock

a)	On March 11, 2008, the Company issued 160,000 common shares at $0.30 per common share for proceeds of $48,000.

b)	On October 25, 2007, the Company issued 375,000 common shares at $0.40 per share for proceeds of $150,000.

c)	On October 3, 2007, the Company issued 200,000 common shares at $0.50 per share for proceeds of $100,000.

d)	On July 27, 2007, the Company issued 100,000 common shares at $0.30 per common share for proceeds of $30,000.

e)
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

a)
On January 13, 2006, the Company staked two new mineral claims near Atlin, British Columbia, Canada. The claims are registered in the name of the President of the Company. The cost of mineral properties charged to operations by the Company of $289 represented the original cost of the properties incurred by the President, which has been reimbursed by the Company.  Subsequent to April 30, 2008, the Company decided to discontinue its mineral exploration program and abandon the mineral properties.

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

Almadoro Minerals Corp.
(formerly Opes Exploration Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

5.	Mineral Properties (continued)

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

As at April 30, 2008, the Company has paid $198,000 with respect to the Claims and is committed to payment of $200,000 and incurring exploration expenditures of $325,000 by December 1, 2009.  Subsequent to April 30, 2008, the Company decided to discontinue with the exploration work and property payments on the Claims and to terminate the option agreement with Avalanche.

6.      Commitments

a)
On April 18, 2007, the Company entered into a mineral exploration agreement (the “Agreement”) with a consultant for geological services on the Company’s mineral properties as noted in Note 5. Under the terms of the Agreement, the Company has committed to pay a deposit of CDN$5,000, geological expenses of CDN$7,000 before August 31, 2007, and CDN$3,000 upon the filing of the mineral exploration work with the Province of British Columbia. As at April 30, 2008, the Company has incurred CDN$5,000 of exploration costs. During the three month period ended April 30, 2008, the Company incurred CDN$2,800 ($2,780) in expenses to the consultant.

b)
On February 1, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company. Under the terms of the Agreement, the Company will pay management fees of CDN$833 for the months of February and March 2007, and CDN$3,000 per month commencing April 2007 plus reimbursement of all out-of-pocket expenses. The Agreement expired on April 30, 2008.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF ALMADORO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Almadoro was incorporated in the State of Nevada on November 14, 2005 and on March 24, 2008 changed its name from “Opes Exploration Inc.” to “Almadoro Minerals Corp.”

Until June 17, 2008, Almadoro was an exploration stage company.  Almadoro’s principal business was the acquisition and exploration of mineral resources.  However, Almadoro has recently received the report for Phase One of the mineral exploration program on the Atlin Claims.  The results of Phase One were not encouraging and, as a result, management has decided to discontinue it mineral exploration program on the Atlin Claims and to abandon the Atlin Claims.

Also, management has now had an opportunity to assess the mining industry measures adopted by the Ecuador’s Constitutional Assembly.  As a result of its assessment, management has determined that it is in the best interest of Almadoro and its shareholders to discontinue with the exploration work and property payments on the Ecuador Claims and to terminate the Option Agreement with Avalanche Minerals Ltd.

As a result of abandoning its interest in the Atlin Claims and the termination of the Option Agreement on the Ecuador Claims, Almadoro’s current principal business activity is now to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

Plan of Operation

As of June 17, 2008, Almadoro has no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents and significant liabilities.  Almadoro’s sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Almadoro will attempt to locate and negotiate with a target business for the merger of a target business into Almadoro. In certain instances, a target business may want to become a subsidiary of Almadoro or may want to contribute assets to Almadoro rather than merge.  It is anticipated that management will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of Almadoro’s existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with Almadoro.  No assurance can be given that Almadoro will be successful in finding or acquiring a desirable target business, given the limited funds that are expected to be available for acquisitions.  Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to Almadoro or its current stockholders.

A target business, if any, which may be interested in a business combination with Almadoro may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company that wants to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company that wants to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-registered securities.  These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

Page - 12

Almadoro anticipates that the target businesses or business opportunities presented to it will (1) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (2) experiencing financial or operating difficulties; (3) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (4) or other similar characteristics.  Almadoro intends to concentrate its acquisition efforts on properties or businesses that management believes to be undervalued or that management believes may realize a substantial benefit from being publicly owned.  Given the above factors, investors should expect that any target business or business opportunity may have little or no operating history, or a history of losses or low profitability.

Almadoro does not propose to restrict its search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.  Almadoro’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  However, management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with Almadoro, rather than incur the expenses associated with preparing audited financial statements.

Management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing Almadoro’s business purposes.  Outside consultants or advisors may be utilized by Almadoro to assist in the search for qualified target companies.  If Almadoro does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as Almadoro has no cash assets with which to pay such obligation.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution.  The analysis of new business opportunities will be undertaken by, or under the supervision of Almadoro’s officers and directors, who are not professional business analysts.  In analyzing prospective business opportunities, management may consider such matters as:

• the available technical, financial and managerial resources;
• working capital and other financial requirements; history of operations, if any;
• prospects for the future;
• nature of present and expected competition;
• the quality and experience of management services which may be available and the depth of that management;
• the potential for further research, development, or exploration;
• specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
• the potential for growth or expansion;
• the potential for profit; and
• the perceived public recognition or acceptance of products, services, or trades; name identification.

A target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination.  Additionally, a target business may be presented to Almadoro only on the condition that the services of a consultant or advisor be continued after a merger or acquisition.  Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

Page - 13

In implementing a structure for a particular target business acquisition, Almadoro may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  Almadoro may also acquire stock or assets of an existing business.  Depending upon the nature of the transaction, the current officers and directors of Almadoro may resign their management and board positions with Almadoro in connection with a change of control or acquisition of a business opportunity and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances however, as a negotiated element of its transaction, Almadoro may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after Almadoro has entered into an agreement for a business combination or has consummated a business combination.  The issuance of additional securities and their potential sale into Almadoro’s trading market may depress the market value of Almadoro’s securities in the future.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of Almadoro that the target business stockholder would acquire in exchange for their shareholdings in the target business.  Depending upon, among other things, the target business’s assets and liabilities, Almadoro’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in Almadoro following any merger or acquisition.  Any merger or acquisition effected by Almadoro can be expected to have a significant dilutive effect on the percentage of shares held by Almadoro’s shareholders at that time.

At the present time, management has not identified any target business or business opportunity that it plans to pursue, nor has Almadoro reached any agreement or definitive understanding with any person concerning an acquisition or a business combination.  When any such agreement is reached or other material fact occurs, Almadoro will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.  Persons reading this Form 10-Q are advised to determine if Almadoro has subsequently filed a Form 8-K.

Management anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success.  Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder’s investments.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Risk Factors

An investment in Almadoro’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Almadoro’s Form SB-2/A filed on June 14, 2006 and Almadoro’s Form 10-KSB filed on May 9, 2007, along with the following risk factors:

Risks associated with Almadoro’s business:

1.	Almadoro has no agreement for a business combination and there are no minimum requirements for a business combination.

Almadoro has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that Almadoro will be successful in identifying and evaluating suitable target businesses or business opportunities or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target business.  Almadoro has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or without which Almadoro would not consider a business combination with such target business.  Accordingly, Almadoro may enter into a business combination with a target business having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There is no assurance that Almadoro will be able to negotiate a business combination on terms favorable to Almadoro.

Page - 14

2.      Almadoro does not have sufficient funds to acquire or operate a target business.

Almadoro has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities.  Even if Almadoro’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a target business, such funds will clearly not be sufficient to enable it to exploit the business opportunity.  Thus, the ultimate success of Almadoro will depend, in part, upon its availability to raise additional capital.  If Almadoro requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders.  However, Almadoro has not investigated the availability, source, or terms that might govern the acquisition of the additional capital that is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing.  There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to Almadoro.  If not available, Almadoro operations will be limited to those that can be financed with its modest capital.

Risks associated with Almadoro’s industry:

3.	Almadoro faces significant competition for business opportunities and combinations and there may be a scarcity of available business opportunities.

Almadoro is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business opportunities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of target businesses that may be merger or acquisition target candidates for Almadoro.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Almadoro and, consequently, Almadoro will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, Almadoro will also compete in seeking merger or acquisition candidates with other small public companies, some of which may also have funds available for use by an acquisition candidate.

4.	Reporting requirements may delay or preclude any merger or acquisition, which may adversely affect Almadoro’s business.

Almadoro is required to provide certain information about significant acquisitions including audited financial statements of the target business.  Obtaining audited financial statements are the economic responsibility of the target business.  The additional time and costs that may be incurred by some potential target businesses to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Almadoro.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target business’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to Almadoro at the time of effecting a business combination.  In cases where audited financials are unavailable, Almadoro will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a target business might prove to be an unfavorable one for Almadoro.

5.      Regulation under the Investment Act of 1940 may adversely affect Almadoro’s business.

If Almadoro engages in business combinations that would result in Almadoro holding passive investment interests in a number of entities, Almadoro could be subject to regulation under the Investment Company Act of 1940.  In such event, Almadoro would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  Almadoro has obtained no formal determination from the Securities and Exchange Commission as to the status of Almadoro under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject Almadoro to material adverse consequences.

Page - 15

Risks associated with Almadoro:

6.	Current management of Almadoro may change and there may be a change in control of Almadoro as a result of the acquisition of a target business.

In conjunction with completion of a business acquisition, it is anticipated that Almadoro will issue an amount of Almadoro’s authorized but unissued common stock that represents the greater majority of the voting power and equity of Almadoro, which will, in all likelihood, result in shareholders of a target business obtaining a controlling interest in Almadoro.  As a condition of the business combination agreement, the current shareholders of Almadoro may agree to sell or transfer all or a portion of Almadoro’s common stock they own so to provide the target business with all or majority control.  The resulting change in control of Almadoro will likely result in removal of the current officers and directors of Almadoro and a corresponding reduction in or elimination of their participation in the future affairs of Almadoro.

A business combination involving the issuance of Almadoro’s common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in Almadoro.  Any such business combination may require Almadoro’s management to sell or transfer all or a portion of Almadoro’s common stock held by them, and/or resign as members of the Board of Directors.  The resulting change in Almadoro’s control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in Almadoro’s future affairs.

Financial Condition

As at April 30, 2008, Almadoro had a cash balance of $23,471.

During the next 12 months, Almadoro does not anticipate generating any revenue.  Any required funding will come from equity financing from the sale of Almadoro’s common stock.  If Almadoro is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Almadoro.  Almadoro does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its proposed plan of operations.  In the absence of such financing, Almadoro’s business will fail.

Based on the lack of Almadoro’s business, management anticipates incurring operating losses in the foreseeable future.

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

Page - 16

Legal Expense Plan

Management expects to incur legal costs of approximately $2,500 per quarter to support three quarterly 10-Q filings and $5,000 to support one annual 10-K filing.  In the next twelve months, management anticipates spending approximately $12,500 for legal costs to pay for three quarterly filings and one annual filing.

Liquidity and Capital Resources

Almadoro had working capital of $23,997 as of April 30, 2008, compared with working capital of $46,993 as of April 30, 2007.

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

Net Cash Used in Operating Activities

For the three month period ended April 30, 2008, net cash used in operating activities increased to $82,581 compared with $8,958 for the same three month period in the previous fiscal year.  This was primarily a result of a net loss of $71,746 and prepaid expenses of $24,997, which was offset by $750 in donated expenses, $10,434 in accounts payable and accrued liabilities, and $2,978 due to related parties.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $nil for the three month period ended April 30, 2008 as compared with $nil cash used for the same three month period in the previous fiscal year.

Net Cash Provided By Financing Activities

Net cash provided by financing activities increased to $48,000 for the three month period ended April 30, 2008 as compared with $nil cash provided by financing activities for the same three month period in the previous fiscal year.  The increase was a result of proceeds received for the issuance of common shares.

Results of Operation for the Period Ended April 30, 2008

Almadoro has had no operating revenues since its inception on November 14, 2005, through to April 30, 2008.  Almadoro’s activities have been financed from the proceeds of share subscriptions.  From its inception, on November 14, 2005, to April 30, 2008 Almadoro has raised a total of $380,750 from private offerings of its common stock.

For the period from inception on November 14, 2005, to April 30, 2008, Almadoro incurred total expenses of $371,253.  These expenses included (1) $76,721 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $72,841 in professional fees; (3) $14,500 for donated expenses; (4) $56,902 for general and administrative costs; and (5) $150,289 for the impairment of mineral property.

For the three month period ended April 30, 2008, Almadoro incurred total expenses of $71,746.  These expenses included (1) $50,748 in mineral exploration costs on the Claims for its Phase One mineral exploration program; (2) $10,366 in professional fees; (3) $750 for donated expenses; and (4) $9,882 for general and administrative costs.

Page - 17

For the three month period ended April 30, 2007, Almadoro incurred total expenses of $16,228.  These expenses included (1) $11,311 in professional fees; (2) $750 for donated expenses; and (3) $4,167 for general and administrative costs.

Off-balance Sheet Arrangements

Almadoro has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Internal and External Sources of Liquidity

Almadoro’s internal sources of liquidity will be loans that may be available to Almadoro from management.  The president has loaned Almadoro funds and donated services and rent.  Though Almadoro has no written arrangements with its president Almadoro expects that the president will provide Almadoro with internal sources of liquidity if it is required.

If required, Almadoro’s external sources of liquidity will be private placements for equity conducted outside the United States.  Almadoro has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Almadoro had no contingencies or long-term commitments at April 30, 2008.

Tabular Disclosure of Contractual Obligations

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Almadoro’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Almadoro’s financial statements is critical to an understanding of Almadoro’s financial statements.

Use of Estimates
The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  Almadoro regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations.  Almadoro bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by Almadoro may differ materially and adversely from Almadoro’ estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs
Until June 17, 2008, Almadoro was in the exploration stage since its inception on November 14, 2005 and has not yet realized any revenues from its planned operations.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  Almadoro assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Page - 18

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Almadoro’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Almadoro files with the Securities and Exchange Commission.  These factors may cause Almadoro’s actual results to differ materially from any forward-looking statement.  Almadoro disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures.

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

Almadoro’s internal control system was designed to provide reasonable assurance to Almadoro’s management and board of directors regarding the preparation and fair presentation of published financial statements.  However, testing of Almadoro’s internal control systems was not conducted because Almadoro has no revenue and is a start up development company.

Page - 19

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, and this assessment identified the following material weaknesses in Almadoro’s internal control over financial reporting.

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.   Because of the material weaknesses described in the preceding paragraphs, management believes that, as of April 30, 2008, Almadoro’s internal control over financial reporting was not effective based on those criteria.

Almadoro’s independent auditors have not issued an attestation report on management’s assessment of Almadoro’s internal control over financial reporting.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Almadoro’s internal controls or, to Almadoro’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the end of the last fiscal quarter covered by this report.

Management’s Report on Internal Controls over Financial Reporting

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Almadoro is not a party to any pending legal proceedings and, to the best of Almadoro’s knowledge, none of Almadoro’s property or assets are the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

Almadoro is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Almadoro did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Almadoro did not sell any unregistered equity securities, with the exception of:

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

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Almadoro.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Almadoro reported all information that was required to be disclosed in a report on Form 8-K.

Page - 21

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Almadoro’s documents previously filed with the SEC.

Exhibit	Description	Status
3.1	Articles of Incorporation of Almadoro Minerals Corp., filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.2	Bylaws of Almadoro Minerals Corp., filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
3.3	Incorporation Resolution of Ninakhori Minerals S.A., filed as an exhibit to Almadoro’s Form 10-K (Annual Report) filed on June 6, 2008, and incorporated herein by reference.	Filed
3.4	Bylaws of Ninakhori Minerals S.A., filed as an exhibit to Almadoro’s Form 10-K (Annual Report) filed on June 6, 2008, and incorporated herein by reference.	Filed
10.1	Declaration of Trust dated January 13, 2006, filed as an exhibit to Almadoro’s registration statement on Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
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
Filed
14	Financial Code of Ethics, filed as an exhibit to Almadoro’s Form SB-2 filed on May 5, 2006, and incorporated herein by reference.	Filed
21	List of Subsidiaries, filed as an exhibit to Almadoro’s Form 10-K (Annual Report) filed on June 6, 2008, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 22

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Almadoro Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

ALMADORO MINERALS CORP.

By:/s/ Ken Ralfs
Dated:                      June 23, 2008
Name:                      Ken Ralfs
Title:                      CEO and CFO
(Principal Executive Officer,
  Principal Financial Officer,
  and Chief Accounting Officer)

Page - 23

Exhibit 31

Page - 24

ALMADORO MINERALS CORP.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2008 of Almadoro Minerals Corp.;

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

Date:  June 23, 2008

/s/ Ken Ralfs
Ken Ralfs
Chief Executive Officer

Page - 25

ALMADORO MINERALS CORP.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ken Ralfs, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending April 30, 2008 of Almadoro Minerals Corp.;

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

Date:  June 23, 2008

/s/ Ken Ralfs
Ken Ralfs
Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Almadoro Minerals Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs
Ken Ralfs
Chief Executive Officer

June 23, 2008

Page - 28

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Almadoro Minerals Corp. (the “Company”) on Form 10-Q for the period ending April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ken Ralfs, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ken Ralfs
Ken Ralfs
Chief Financial Officer

June 23, 2008

Page - 29