Form 10-Q
period 2008-07-31
TapSlide, Inc.
filed 2008-09-22
CIK 1358652

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2008

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-52056

TAPSLIDE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-311760
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

651 Corporate Circle, Suite 116, Golden, Colorado 80401
(Address of principal executive offices)

(866) 469-3083
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_] Non-accelerated filer [_]	Accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.    Yes  [X]    No  [_]

As of September 15, 2008, 43,515,000 shares of common stock were outstanding.

TAPSLIDE, INC.

Index

Part I — FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets at July 31, 2008 (unaudited) and January 31, 2008
Statements of Operations (unaudited) for the three and six months ended July 31, 2008 and 2007
Statements of Cash Flows (unaudited) for the six months ended July 31, 2008 and 2007
Notes to Financial Statements (unaudited)
Item 2	Management's Discussion and Analysis or Plan of Operations
Item 3	Qualitative and Quantitative Disclosures about Market Risk
Item 4	Controls and Procedures
Item 4T.	Controls and Procedures

Part II OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters of a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits
Signatures
Exhibits

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Balance Sheets

	July 31, 2008	January 31, 2008
	(Unaudited)
Assets

Current Assets
Cash	$31,730	$58,052
Prepaid expenses	25,229	232

Total Current Assets	$56,959	$58,284
Intellectual Property	10,590	—

Total Assets	67,549	58,284

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable	$46,427	$3,510
Accrued liabilities	$7,787	$7,693
Due to related party (Note 3(b))	$66	$88

Total Liabilities	$54,280	$11,291

Stockholders' Equity
Common stock $.001 par value, 75,000,000 shares authorized;
43,515,000 and 43,355,000 shares issued and outstanding	43,515	43,355
Additional paid in capital	337,235	289,395
Donated Capital (Note 3(a))	15,250	13,750
Accumulated deficit	(382,731)	(299,507)

Total Stockholders' Equity	13,269	46,993

Total Liabilities & Stockholders' Equity	$67,549	$58,284

The accompanying notes are an integral part of these financial statements.

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Statement of Operations (unaudited)

	Three month periods ended July 31,		Six month periods ended July 31,
	2008	2007	2008	2007
Revenue	$-	$—	$-	$—

Expenses
Donated expenses (Note 3(a))	750	750	1,500	1,500
General and Administrative	599	8,912	10,481	13,079
Impairment of mineral property (Note 5)	—	—	0	0
Mineral exploration costs	(20,000)	—	30,748	0

Payroll expense	5,000	—	5,000	0
Professional fees	25,129	6,666	35,495	17,977

Total expenses	11,478	16,328	83,224	32,556

Loss from operations	(11,478)	(16,328)	(83,224)	(32,556)

Net loss	(11,478)	(16,328)	(83,224)	(32,556)

Loss per common share -
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Statement of Cashflow

	Inception November 14, 2005 to July 31,	Periods Ended July 31
	2008	2008	2007
Cash flows from operating activities:
Net loss	$(382,731)	$(83,224)	$(16,228)
Adjustments to reconcile net loss
to net cash used in operating activity
Donated expenses	$15,250	$1,500	$750
Impairment of mineral property	$150,289	$—	$—
(Increase) Decrease in:
Prepaid expenses	$(25,229)	$(24,997)	$(1,208)
Increase (decrease) in:
Accounts payable	$21,637	$32,399	$5,013
Due to related parties	$3,066	—	$2,715

Total Adjustments	$165,013	8,902	7,270

Net cash used in operating activities	$(217,718)	$(74,322)	$(8,958)

Cash flows from investing activities:
Mineral property acquisition costs	$(150,289)	$—	$—

Net Cash Used in Investing Activities	$(150,289)	$—	$—

Cash flows from financing activities:
Proceeds from issuance of stock	$380,750	$48,000	$—

Net cash provided by financing activities	$380,750	$48,000	$—

Net decrease in cash	$12,743	$(26,322)	$(8,958)
Cash, beginning of period	0	58,052	24,957

Cash, end of period	$12,743	$31,730	$15,999

The accompanying notes are an integral part of these financial statements.

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Note 1.   Nature of Operations and Continuance of Business

TapSlide, Inc. (formerly Almadoro Minerals Corp. and Opes Exploration Inc.) (the “Company”) was incorporated in the State of Nevada on November 14, 2005 under the name Opes Exploration Inc. On March 24, 2008, the Company changed its name to Almadoro Minerals Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. Until June 17, 2008, the Company was an exploration stage company whose principal business was the acquisition and exploration of mineral resources.  On September 4, 2008, the Company changed its name to TapSlide, Inc.

Effective July 17, 2008, the Company acquired certain intellectual property pertaining to mobile phone application development. This acquisition included membership in the Apple, Inc. Developer Connection for the iPhone platform. The Developer Connection will enable the Company to develop applications for use on Apple’s iPhone, and the new iPhone 3G.

On December 18, 2007, the Company acquired all of the issued and outstanding shares of Ninakhori Minerales S.A. (“Ninakhori”), a company incorporated in Ecuador, for consideration of $1,200. Ninakhori is an inactive company with no operations and its only asset consists of $800 in cash. The balance of the purchase price was allocated to incorporation costs. On July 16, 2008, the Company sold its interest in Ninakhori for $1.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of July 31, 2008, the Company has accumulated losses of $382,731 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed on June 6, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2008, and the results of its operations and cash flows for the six month periods ended July 31, 2008 and 2007. The results of operations for the six months ended July 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2008, there were no potentially dilutive securities.

g)	Mineral Property Costs

Until July 17, 2008, the Company was in the exploration stage since its inception on November 14, 2005 and has not yet realized any revenues from its planned operations. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in

EITF 04-02 “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At July 31, 2008, the Company had no material uncertain tax positions.

k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method. The Company has not issued any stock options or share based payments since its inception.

m)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60".  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

3.   Related Party Balances/Transactions

a)	The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the six months ended July 31, 2008, the Company recognized $1,500(2007 — $1,500) in donated rent and $18,000 (2007 – 18,000) in management expenses.

b)	As at July 31, 2008, the Company is indebted to the former President of the Company for $66 (January 31, 2008 — $88), representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

c)	Effective July 17, 2008, the Company purchased certain intellectual property from the President of the Company for $5,000.

d)	On July 17, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company (the “Employment Agreement”). Under the Employment Agreement, the Company will pay the President and Chief Executive Officer a base salary of approximately $120,000 per annum plus reimbursement of all out-of-pocket expenses.

4.   Common Stock

a)	On March 11, 2008, the Company issued 160,000 common shares at $0.30 per common share for proceeds of $48,000.

b)	On October 25, 2007, the Company issued 375,000 common shares at $0.40 per share for proceeds of $150,000.

c)	On October 3, 2007, the Company issued 200,000 common shares at $0.50 per share for proceeds of $100,000.

d)	On July 27, 2007, the Company issued 100,000 common shares at $0.30 per common share for proceeds of $30,000.

e)	On June 13, 2007, the Company effected a forward stock split by declaring a stock dividend on the basis of seven new shares of common stock for every share of common stock outstanding. The issued and outstanding common shares increased from 5,335,000 shares of common stock to 42,680,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

5.   Mineral Properties

a)	On January 13, 2006, the Company staked two new mineral claims near Atlin, British Columbia, Canada. The claims are registered in the name of the President of the Company. The cost of mineral properties charged to operations by the Company of $289 represented the original cost of the properties incurred by the President, which has been reimbursed by the Company. During the quarter ended July 31, 2008, the Company decided to discontinue its mineral exploration program and abandon the mineral properties.

b)	On December 27, 2007, the Company entered into a mining option agreement with Avalanche Minerals Ltd. (“Avalanche”), whereby the Company has the exclusive right to explore sixty-five mineral claims (the “Claims”) in Ecuador with an option to acquire a 50% undivided interest in the Claims which may be increased to 75% undivided interest pursuant to the terms and conditions of the option agreement. The term of the option expires on June 1, 2010. To acquire a 50% undivided interest in the Claims, the Company has to fulfil the conditions set forth:

	Cash Payments $	Exploration Expenditures $
December 27, 2007	150,000	50,000

March 15, 2008	48,000	—

June 1, 2008	50,000	—

December 1, 2008	50,000	75,000

June 1, 2009	50,000	100,000

December 1, 2009	50,000	100,000

	$398,000	$325,000

To acquire a 75% undivided interest in the Ecuador Claims, the Company will have to fulfill, in addition to the conditions listed above, the following additional conditions:

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

As at July 31, 2008, the Company has paid $198,000 with respect to the Claims.  During the quarter ended July 31, 2008, the Company decided to discontinue with the exploration work and property payments on the Claims and to terminate the option agreement with Avalanche. On July 8, 2008, the Company entered into a termination agreement of the Option Agreement with Oroandes Resource Corp., (formerly Avalanche Minerals Ltd.).

6.   Commitments

a)	On April 18, 2007, the Company entered into a mineral exploration agreement (the “Agreement”) with a consultant for geological services on the Company’s mineral properties as noted in Note 5. Under the terms of the Agreement, the Company has committed to pay a deposit of CDN$5,000, geological expenses of CDN$7,000 before August 31, 2007, and CDN$3,000 upon the filing of the mineral exploration work with the Province of British Columbia. As at July 31, 2008, the Company has incurred CDN$5,000 of exploration costs. During the three month period ended April 30, 2008, the Company incurred CDN$2,800 ($2,780) in expenses to the consultant.

b)	On February 1, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company. Under the terms of the Agreement, the Company will pay management fees of CDN$833 for the months of February and March 2007, and CDN$3,000 per month commencing April 2007 plus reimbursement of all out-of-pocket expenses. The Agreement expired on April 30, 2008.

c)	On July 17, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company (the “Employment Agreement”). Under the Employment Agreement, the Company will pay the President and Chief Executive Officer a base salary of approximately $120,000 per annum plus reimbursement of all out-of-pocket expenses.

7.    Subsequent Events.

        Subsequent to July 31, 2008, the Company held a closing on the sale to accredited investors of an aggregate of $238,100 of 10% Series A Convertible Debentures (the “Debentures”). Each Debenture is convertible into shares of the Company’s $0.001 par value common stock at a price of $0.30 per share and is due December 31, 2008.

        The interest for the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company’s option. If the Company elects to make payment in common stock, such shares (“Interest Shares”) shall be payable at the rate of 1 Interest Share per $0.30 in interest due. The Debentures may be prepaid at any time without penalty or premium.

        The Debentures were offered and sold in reliance upon Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Information

        Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

        The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 8-K filed with the Commission on July 29, 2008.

        We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

        The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Commission could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview

        The Company was previously a startup exploration stage company without operations, and was in the business of acquiring and exploring mineral resources. Effective July 17, 2008, the Company purchased certain intellectual property from Michael Dean Stemple.

        With the newly purchased intellectual property, the Company intends to become an industry leader in building not just mobile applications and games but in building complete mobile technology solutions. The Company intends to become a licensed iPhone Developer. Through the iPhone Developer program, the Company intends to access a complete set of technical resources and support from Apple, Inc. engineers. This program provides a complete and integrated process for developing, debugging, and distributing applications for the iPhone and iPod touch. The Company currently has no revenue from the proposed plan of operations.

        The Company intends to attract end users by developing engaging content that is designed specifically to take advantage of the new technologies incorporated in touch screen mobile phones. The Company intends to leverage the marketing resources and distribution infrastructures of our content partners, which allows us to focus our efforts on developing and publishing high-quality mobile game/applications.

        Our revenue growth rate will depend significantly on continued growth in the touch screen mobile game/application market and our ability to continue to attract new end users in that market. Our ability to attain profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation for our employees. Our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow.

        The Company currently has not developed or sold any products but is in the development stage for certain of its products. The Company intends to introduce its first mobile game/applications to the market on or about December 2008.

Results of Operation: Three months ended July 31, 2008 compared to the three months ended July 31, 2008

        The Company has had no operating revenues since its inception on November 14, 2005, through to July 31, 2008.

        For the three month period ended July 31, 2008, the Company incurred total expenses of $11,478.

        During the three months ended July 31, 2008, general and administrative expenses were $599 compared to $8,912 during the three months ended July 31, 2007, a decrease of $8,313 or 93.3%. The principal reason for the decrease was the absence of charges for web site design incurred in 2007.

        During the three months ended July 31, 2008, the Company received a refund of mineral exploration costs of $20,000 as a result of the termination of the Option Agreement with Avalanche Minerals Ltd.

        During the three months ended July 31, 2008, payroll expense was $5,000 compared to $0 during the three months ended July 31, 2007.

        During the three months ended July 31, 2008, professional fees were $25,129 compared to $6,666 during the three months ended July 31, 2007, an increase of $18,463 or 73.5%. The principal reason for the increase was the purchase of the intellectual property from the president of the Company and the change of control transaction that was consummated effective July 17, 2008.

Results of Operation: six months ended July 31, 2008 compared to the six months ended July 31, 2008

        For the six month period ended July 31, 2008, the Company incurred total expenses of $83,224. These expenses primarily consisted of (1) $10,481 in general and administrative costs, (2) $30,748 in mineral exploration costs, (3) $35,495 in professional fees; (4) $1,500 for donated expenses; and (5) $5,000 for payroll.

        During the six months ended July 31, 2008, general and administrative expenses were $10,481 compared to $13,079 during the six months ended July 31, 2007, a decrease of $2,598 or 20%. The principal reason for the decrease was that in 2007 the Company incurred expenses for website design.

        During the six months ended July 31, 2008, mineral exploration costs were $30,748 compared to $0 during the six months ended July 31, 2007.

        During the six months ended July 31, 2008, payroll expense was $5,000 compared to $0 during the six months ended July 31, 2007.

        During the six months ended July 31, 2008, professional fees were $35,495 compared to $17,977 during the six months ended July 31, 2007, an increase of $17,518 or 49.4%. The principal reason for the increase was the purchase of the intellectual property from the president of the Company and the change of control transaction that was consummated effective July 17, 2008.

Liquidity and Capital Resources

        As of July 31, 2008, the Company had $31,730 in cash and total assets of $67,549 compared to $58,052 in cash and total assets of $58,284 as of January 31, 2008. As of July 31, 2008, the Company’s working capital was $13,269 compared to $46,993 as of January 31, 2008.

        During the six months ended July 31, 2008, net cash used in operating activities was $74,322 compared to $8,958 during the six months ended July 31, 2007. The principal elements that gave rise to the increase of cash used in operating activities was an increase in prepaid expenses of $23,789 and a decrease in accounts payable of $27,386.

        Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $238,100 of 10% Series A Convertible Debentures.

        The Company’s operations and our efforts to grow its business further will require significant cash outlays and commitments. The Company anticipates expenditures will be related to the development of our products, product introduction and various other fixed costs and payroll to our management. The Company will need to seek additional capital within the next six months, potentially through debt or equity financings, to fund its operations and growth and may not be able to raise needed cash on terms acceptable to us or at all.

        Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

      None.

Item 4. Controls and Procedures.

        As of the end of the period covered by this report, an evaluation was carried out by the Company., with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not Applicable.

Item 1A. Risk Factors

        The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Between August 16, 2008 and August 30, 2008, the Company held two closings on the sale to accredited investors of an aggregate of $238,100 of 10% Series A Convertible Debentures (the “Debentures”). Each Debenture is convertible into shares of the Company’s $0.001 par value common stock at a price of $0.30 per share and is due December 31, 2008.

        The interest for the Debentures accrues daily and compounds quarterly and is payable upon the earlier of conversion or maturity of the Debentures (or portion thereof), in cash or in stock, at the Company’s option. If the Company elects to make payment in common stock, such shares (“Interest Shares”) shall be payable at the rate of 1 Interest Share per $0.30 in interest due. The Debentures may be prepaid at any time without penalty or premium.

        The Debentures were offered and sold in reliance upon Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.

17

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters of a Vote of Security Holders

        On or about August 8, 2008, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of voting securities representing in excess of 53% of the total issued and outstanding shares of voting stock of the Company approving the Certificate of Amendment to the Articles of Incorporation of the Company, pursuant to which (i) the name of the Company changed to “TapSlide, Inc.”, (ii) the number of shares of Common Stock that the Company is authorized to issue will be increased from 75,000,000 shares to 200,000,000 shares, and (iii) the Company will be authorized to issue up to 20,000,000 shares of preferred stock, par value $0.001.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

10.1	Amended and Restated Intellectual Property Purchase Agreement

10.2	Amended and Restated Michael Stemple Employment Agreement

10.3	Share Purchase Agreement dated July 16, 2008

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TapSlide, Inc.
Date: September 22, 2008	By:	/s/ Michael Dean Stemple
Michael Dean Stemple, President and Chief Executive Officer

	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Financial Officer