Form 10-Q
period 2008-10-31
TapSlide, Inc.
filed 2009-01-21
CIK 1358652

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2008

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-52056

TAPSLIDE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-311760
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

220 Summit Blvd. #402, Broomfield, Colorado 80021
(Address of principal executive offices)

(866) 469-3083
(Issuer's telephone number)

651 Corporate Circle, Suite 116, Golden, Colorado 80401
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

As of January 20, 2009, 43,515,000 shares of common stock were outstanding.

TAPSLIDE, INC.

Index

Part I — FINANCIAL INFORMATION

Item 1	Financial Statements
Balance Sheets at October 31, 2008 (unaudited) and January 31, 2008
Statements of Operations (unaudited) for the three and nine months ended October 31, 2008 and 2007
Statements of Cash Flows (unaudited) for the nine months ended October 31, 2008 and 2007
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
Signatures
Exhibits

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Balance Sheets

	October 31, 2008	January 31, 2008
	(Unaudited)

Assets

Current Assets
Cash	$194,984	$58,052
Prepaid expenses	34,399	232

Total Current Assets	$229,383	$58,284
Intellectual Property	10,590	—

Total Assets	239,973	58,284

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable	$19,887	$3,510
Accrued liabilities	$7,767	$7,693
Due to related party (Note 3(b))	$—	$88
Convertible Notes- 10% interest Due December 31, 2008	$212,900	$0
Promissory Note- 18% Interest Due March 31, 2009	$30,000	$0

Total Liabilities	$270,554	$11,291

Stockholders' Equity
Common stock $.001 par value, 200,000,000 shares authorized;
43,515,000 and 43,355,000 shares issued and outstanding, 20,000,000
Preferred shares authorized; 0 issued and outstanding. See Note 4.	43,515	43,355
Additional paid in capital	556,290	289,395
Donated Capital (Note 3(a))	15,250	13,750
Accumulated deficit	(645,636)	(299,507)

Total Stockholders' Equity	(30,581)	46,993

Total Liabilities & Stockholders' Equity	$239,973	$58,284

The accompanying notes are an integral part of these financial statements.

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Statement of Operations (unaudited)

	Three month periods ended October 31,		Nine month periods ended October 31,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—

Expenses

Donated expenses (Note 3(a))	0	750	1,500	2,250

General and Administrative	130,441	8517	140,922	21,596

Impairment of mineral property (Note 5)	—	—	0	0

Mineral exploration costs	0	4,903	30,748	4,903

Consulting fees	12,667	0	12,677	0

Payroll expense	72,645	0	77,645	0

Professional fees	47,152	12,077	82,647	30,054

Total expenses	262,905	26,247	346,129	58,803

Loss from operations	(262,905)	(26,247)	(346,129)	(58,803)

Net loss	(262,905)	(26,247)	(346,129)	(58,803)

Loss per common share -
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Statement of Cashflow

	Inception November 14, 2005 to October 31,	9 month Periods Ended October
	2008	2008	2007
Cash flows from operating activities:
Net loss	$(382,731)	$(346,129)	$(58,803)
Adjustments to reconcile net loss
to net cash used in operating activity
Donated expenses	$15,250	$1,500	$2,250
Impairment of mineral property	$150,289	$—	$—
(Increase) Decrease in:
Prepaid expenses	$(25,229)	$(44,705)	$(14,672)
Increase (decrease) in:
Accounts payable	$21,637	$16,377	$9,314
Due to related parties	$3,066	—	$0

Total Adjustments	$165,013	(26,828)	(3,108)

Net cash used in operating activities	$(217,718)	$(372,957)	$(61,911)

Cash flows from investing activities:
Mineral property acquisition costs	$(150,289)	$—	$—

Net Cash Used in Investing Activities	$(150,289)	$—	$—

Cash flows from financing activities:
Proceeds from issuance of stock	$380,750	$48,000	$280,000
Additional paid in capital	$461,899	$461,899	0

Net cash provided by financing activities	$380,750	$509,889	$280,000

Net decrease in cash	$12,743	$136,932	$218,106
Cash, beginning of period	0	58,052	24,957

Cash, end of period	$12,743	$194,984	$243,063

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of October 31, 2008, the Company has accumulated losses of $382,731 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2008, and the results of its operations and cash flows for the nine month periods ended October 31, 2008 and 2007. The results of operations for the nine months ended October 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2008, there were potentially dilutive securities in the form of convertible debentures. These debentures total $212,900 and are convertible into 709,667 common shares of the company.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2008, the Company had no material uncertain tax positions.

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

3.   Related Party Balances/Transactions

a)	The Company recognizes donated rent at $250 per month and donated services provided by the President of the Company at $500 per month. Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the nine months ended October 31, 2008, the Company recognized $1,500(2007 — $1,500) in donated rent and $18,000 (2007 – 18,000) in management expenses.

b)	Effective July 17, 2008, the Company purchased certain intellectual property from the President of the Company for $5,000.

c)	On July 17, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. Effective December 19, 2008, the President of the Company resigned.

4.   Common Stock

a)	On March 11, 2008, the Company issued 160,000 common shares at $0.30 per common share for proceeds of $48,000.

b)	On October 25, 2007, the Company issued 375,000 common shares at $0.40 per share for proceeds of $150,000.

c)	On October 3, 2007, the Company issued 200,000 common shares at $0.50 per share for proceeds of $100,000.

d)	On July 27, 2007, the Company issued 100,000 common shares at $0.30 per common share for proceeds of $30,000.

e)	On June 13, 2007, the Company effected a forward stock split by declaring a stock dividend on the basis of seven new shares of common stock for every share of common stock outstanding. The issued and outstanding common shares increased from 5,335,000 shares of common stock to 42,680,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

e)	On or about October 9, 2008, the Company accepted a subscription agreement for 625,000 shares of the Company’s common stock at a price of $0.40 per share for proceeds of $250,000. As of October 31, 2008, the Company had not yet issued these shares of Common Stock. On November 7, 2008 this transaction was voided and the funds were returned.

5.   Mineral Properties- Discontinued operations

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

On July 17, 2008, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company (the “Employment Agreement”). Effective December 19, 2008, the President of the Company resigned.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Information

        Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,”“will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

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

Overview

        The Company was previously a startup exploration stage company without operations, and was in the business of acquiring and exploring mineral resources. Effective July 17, 2008, the Company purchased certain intellectual property.

        With the newly purchased intellectual property, the Company intends to develop mobile applications and games and complete mobile technology solutions. Subject to the receipt of capital, the Company intends to become a licensed iPhone Developer. Through the iPhone Developer program, the Company intends to access a complete set of technical resources and support from Apple, Inc. engineers. This program provides a complete and integrated process for developing, debugging, and distributing applications for the iPhone and iPod touch. The Company currently has no revenue from the proposed plan of operations and there can be no assurance the Company will ever derive any revenue from its plan of operations. The Company needs an immediate cash infusion that if not received could mean that current operations may cease.

        Subject to the receipt of capital, the Company intends to take advantage of the new technologies incorporated in touch screen mobile phones. Our revenue growth rate, if any, will depend significantly on continued growth in the touch screen mobile game/application market and our ability to raise new capital, develop and attract end users in that market. Our ability to attain revenue and profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities, of which there can be no assurance.

        The Company currently has not developed or sold any products but is in the development stage for its products. Without sufficient additional financing and the restructuring of it current debt obligations, the Company will not be able to complete the development or introduce its mobile applications into the market and may have to discontinue operations.

Results of Operation: Three months ended October 31, 2008 compared to the three months ended October 31, 2008

        The Company has had no operating revenues since its inception on November 14, 2005, through October 31, 2008.

        For the three month period ended October 31, 2008, the Company incurred total expenses of $262,905.

        During the three months ended October 31, 2008, donated expenses was $0 compared to $750 during the three months ended October 31, 2007. Donated expenses consists principally of payments to our previous CEO for use of office space, which were not present during the three months ended October 31, 2008.

        During the three months ended October 31, 2008, general and administrative expenses were $130,441 compared to $8,517 during the three months ended October 31, 2007, an increase of $121,924. General and administrative expenses consists principally of reimbursement to our CEO for initial costs to begin development, office rent, utilities, and insurance expense. . The principal reason for the increase in general and administrative expenses was the beginning of application development of the Company’s mobile phone applications

        Mineral Exploration costs was $0 during the three months ended October 31, 2008 compared to $4,903 during the three months ended October 31, 2007. During the quarter ended July 31, 2008, the Company decided to discontinue its mineral exploration program and abandon the mineral properties and accordingly has not incurred any mineral exploration costs.

        During the three months ended October 31, 2008, payroll expense was $72,645 compared to $0 during the three months ended October 31, 2007. Payroll expenses consists primarily of payments to our executive staff and employees. This increase is attributable to the start of regular payroll practices applicable to our executive management team and employees.

        During the three months ended October 31, 2008, professional fees were $47,152 compared to $12,077 during the three months ended October 31, 2007, an increase of $35,075. The principal reason for the increase was the change of control transaction that was consummated effective July 17, 2008 that increased legal and accounting costs for the period.

        During the three months ended October 31, 2008, consulting fees were $12,667 compared to $0 during the three months ended October 31, 2007. This increase is attributable to the use of independent consultants to aid in the application development.

Results of Operation: nine months ended October 31, 2008 compared to the nine months ended October 31, 2008

        The Company has had no operating revenues since its inception on November 14, 2005, through October 31, 2008.

        For the nine-month period ended October 31, 2008, the Company incurred total expenses of $346,129. These expenses primarily consisted of (1) $140,922 in general and administrative costs, (2) $30,748 in mineral exploration costs, (3) $82,647 in professional fees; (4) $1,500 for donated expenses; (5) 12,677 for consulting services and (6) $77,645 for payroll.

        During the nine months ended October 31, 2008, donated expenses was $1,500 compared to $2,250 during the nine months ended October 31, 2007. Donated expenses consists principally of payments to our previous CEO for use of office space and did not occur after July 31, 2008.

        During the nine months ended October 31, 2008, general and administrative expenses were $140,922 compared to $21,596 during the nine months ended October 31, 2007, an increase of $119,326. General and administrative expenses consists principally of payments to our CEO as reimbursement for initial funds spent by him to begin operations, office rent, utilities, and insurance expense.. The principal reason for the increase in general and administrative expenses was the beginning of application development of the Company’s mobile phone applications.

        During the nine months ended October 31, 2008, mineral exploration costs were $30,748 compared to $0 during the nine months ended October 31, 2007. Mineral exploration costs were incurred in connection with its exploration of mineral properties prior to the acquisition of certain intellectual property that Company intends to use to develop mobile applications and games. During the quarter ended July 31, 2008, the Company decided to discontinue its mineral exploration program and abandon the mineral properties and accordingly has not incurred any additional mineral exploration costs.

        During the nine months ended October 31, 2008, payroll expense was $77,645 compared to $0 during the nine months ended October 31, 2007. Payroll expenses consists primarily of payroll payments to our executive team and employees which was not present during the nine months ended October 31, 2007.

        During the nine months ended October 31, 2008, professional fees were $82,647 compared to $30,054 during the nine months ended October 31, 2007, an increase of $52,593. The principal reason for the increase was the change of control transaction that was consummated effective July 17, 2008 that increased legal and accounting auditing costs for the period.

Liquidity and Capital Resources

        As of October 31, 2008, the Company had $194,984 in cash and total assets of $239,973 compared to $58,052 in cash and total assets of $58,284 as of January 31, 2008. As of October 21, 2008, the Company’s working capital was $167,264 compared to $46,993 as of January 31, 2008.

        During the nine months ended October 31, 2008, net cash used in operating activities was $372,957 compared to $61,911 during the nine months ended October 31, 2007. The principal elements that gave rise to the increase of cash used in operating activities was the increase off all expenses with the start of development activities, an increase in prepaid expenses of $44,705 and an increase in accounts payable of $16,377.

        Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $238,100 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default.

        The Company’s operations and our efforts to grow its business further will require significant cash outlays and commitments. The Company anticipates expenditures will be related to the development of our products, product introduction and various other fixed costs and payroll to our management. The Company will need to seek additional capital in the near future, to fund pay its existing liabilities and to fund its operations and growth and may not be able to raise needed cash on terms acceptable to us or at all.

        Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. The Company needs an immediate cash infusion that if not received could mean that current operations may cease.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

        None.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, an evaluation was carried out by the Company., with the participation of our Chief Operating Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

        Not Applicable.

Item 1A.   Risk Factors

        The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        During the quarter ended October 31, 2008, we held a closing on the sale (the “Offering”) to accredited investors of an aggregate of 625,000 shares of the Company’s $0.001 par value Common Stock sold at $0.40 per share (the “Common Stock”). On November 7, 2008 this transaction was voided and the funds were returned to the investors.

        The Securities were offered and sold in reliance upon Regulation S or Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Securities sold in the Offering have not been registered under the Securities Act or state securities laws and may not be offered or sold absent registration with the SEC or an applicable exemption from the registration requirements. As of January 20, 2009, the Company had not yet issued these shares of Common Stock.

Item 3.   Defaults Upon Senior Securities.

        On December 31, 2008, the Company failed to pay the principal and all accrued and unpaid interest in the amount of $220,769.43 on its Series A 10% Convertible Debentures (the “Debentures”) and the Debentures are now in default.

Item 4.   Submission of Matters of a Vote of Security Holders

        Not applicable.

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

TapSlide, Inc.
Date: January 21, 2009	By:	/s/ Matthew Diehl
Matthew Diehl, Chief Operating Officer

	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Financial Officer