Form 10-K
period 2009-01-31
TapSlide, Inc.
filed 2009-05-14
CIK 1358652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___ to _____.

Commission file number: 000-52056

TAPSLIDE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-311760
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

220 Summit Blvd. #402, Broomfield, Colorado 80021
(Address of principal executive offices)

(866) 469-3083
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 31, 2008 was approximately $9,353,000 based upon the last reported sale on that date.

The number of the Registrant’s shares of $0.001 par value common stock outstanding as of April 15, 2009 was 23,615,000 (not including 19,900,000 shares held in treasury).

TABLE OF CONTENTS

		Page Number
Part I

Item 1.	Description of Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	21
Item 2.	Description of Property	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to Vote of Security Holders	21

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	21
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis or Plan of Operations	23
Item 8.	Financial Statements and Supplements Data	30
Item 9.	Changes in Disagreements with Accountants on Accounting and Financials Disclosure	30
Item 9(T)(A).	Controls and Procedures	31
Item 9B.	Other Information	32

Part III

Item 10.	Directors, Execute Officers, Promoters, and Control Persons, Compliance with Section 16(a) of the Exchange Act	33
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accountants Fees and Services	411

Part IV

Item 15.	Exhibits and Reports on Form 8-K	43

Signatures		44

Additional Information

        Descriptions in this Annual Report on Form 10-K are qualified in their entirety by reference to the content of any contract, agreement or other document described or incorporated herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report or incorporated herein by reference by the Company as permitted by regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”).

ii

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and TapSlide, Inc. (the “Company”), intends that such forward-looking statements be subject to the safe harbors created thereby. These statements include, among others:

•	Our business strategy and financial condition;

•	Our development of mobile applications and games;

•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market;

•	Volatility of our stock price; and

•	plans, objectives, expectations and intentions.

        These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this Annual Report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions and may change at any time and without notice, based on changes in such facts or assumptions.

        While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We undertake no responsibility or obligation to update publicly these forward-looking statements but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

iii

PART I

Items 1. Business

Corporate Overview

        TapSlide, Inc. (the “Company”) was incorporated in the State of Nevada on November 14, 2005 under the name Opes Exploration Inc. On March 24, 2008, the Company changed its name to Almadoro Minerals Corp. Until June 17, 2008, the Company was an exploration stage company whose principal business was the acquisition and exploration of mineral resources.

        On December 18, 2007, the Company acquired all of the issued and outstanding shares of Ninakhori Minerales S.A. (“Ninakhori”), a company incorporated in Ecuador, for consideration of $1,200. On July 16, 2008, the Company sold its interest in Ninakhori for $1.

        Effective July 17, 2008, the Company acquired certain intellectual property pertaining to mobile phone application development. This acquisition included membership in the Apple, Inc. Developer Connection for the iPhone platform. The Developer Connection will enable the Company to develop applications for use on Apple’s iPhone.

        On September 4, 2008, the Company changed its name to TapSlide, Inc.

        The Company has had no revenues for the past three fiscal years.

Our Business

        The Company intends to become an industry leader in building not just mobile applications and games but in building complete mobile technology solutions. The Company is a licensed iPhone Developer. Through the iPhone Developer program, the Company intends to access a complete set of technical resources and support from Apple, Inc. engineers. This program provides a complete and integrated process for developing, debugging, and distributing applications for the iPhone and iPod Touch.

        The Company also intends to become a Google Android developer. Google Android is an open and comprehensive platform for mobile devices. Through Android, developers, wireless operators, and handset manufacturers will be better positioned to bring innovative new products to market faster and at a much lower cost. The Company believes that this is poised to become an unprecedented mobile platform that will enable wireless operators and manufacturers to give their customers better, more personal, and more flexible mobile experiences.

        The Company also intends to become a Symbian developer. Symbian is a software licensing company that develops and licenses Symbian OS, the market-leading open operating system for advanced, data-enabled mobile phones known as smartphones.

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

        The Company currently has not developed or sold any products but is in the development stage for certain of its products. The Company intends to introduce its first mobile game/applications to the market on or about June 1, 2009.

        The Company’s operations and our efforts to grow its business further will require significant cash outlays and commitments. The Company anticipates expenditures will be related to the development of our products, product introduction and various other fixed costs and payroll to our management.

        The Company intends to seek additional capital immediately, potentially through debt or equity financings, to fund its operations and may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If we are unable to locate sources of financing in the near future, we may have to cease operations.

Sales and Revenues

        As of the date of this Annual Report, the Company has had no revenues. The Company intends to generate the majority of its revenues from third party distributors that market and distribute its games and applications. The Company believes that these parties will charge a one time purchase fee or monthly subscription fees to end users when the subscribers download our application to their mobile phone. The third parties will perform the billing and collection functions and remit to us a contractual fee for each game or application. End users may also be able to purchase our games and applications through various Internet portal sites or other delivery mechanisms.

Costs of Sales

        The Company believes its costs of goods sold will consist primarily of royalties to pay to content owners from which the Company will license brand and other intellectual property and, to a certain extent, external developers.

Seasonality

        Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users may download our game/applications soon after they purchase new handsets, we may experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game/application purchases, most of this holiday impact will likely occur for us in our first quarter. In addition, we may seek to release many of our game/applications in conjunction with specific events.

Competition

        The development, distribution and sale of mobile game/applications is a highly competitive business. For end users, we intend to compete primarily on the basis of brand, game/application quality, and price. For third party distributors, we intend to compete for marketing dollars based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we intend to compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with third parties. We also intend to compete for experienced and talented employees.

        We believe our primary competitors will include Digital Chocolate, Electronic Arts (EA Mobile), Game Loft, Hands-On Mobile, I-play, Namco, Glu Mobile, and THQ, with Electronic Arts having the largest market share of any company in the mobile game/applications market. In the future, likely competitors may include major media companies, traditional video game/application publishers, content aggregators, mobile software providers and independent mobile game/application publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile game/applications. If wireless carriers enter the mobile game/application market as publishers, they might refuse to distribute some or all of our game/applications or might deny us access to all or part of their networks.

        Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;
•	stronger brand and consumer recognition regionally or worldwide;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	more substantial intellectual property of their own from which they can develop game/applications without having to pay royalties;
•	pre-existing relationships with brand owners or third parties that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;
•	greater resources to make acquisitions;
•	lower labor and development costs; and
•	broader global distribution and presence.

EMPLOYEES

        As of April 25, 2009, the Company has one employee.

Available Information

        Our Internet website address is www.tapslide.com. We make available, free of charge, all filings with the SEC and all press releases on this site. Information on our website is not incorporated by reference into this Form 10-K and should not be considered a part of this document.

ITEM 1A. RISK FACTORS

        Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the “Forward-Looking Statements” located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

Risks Relating to our Business

        We currently have no revenues or applications from which we may derive revenue.

        As of the date of this Annual Report was have had no revenues and have no applications that are currently being sold in the market from which we can anticipate revenues. While the Company was formed in November 2005, we have only recently begun development of applications and games. Accordingly, the Company should be considered a development stage company with no operating history upon which an evaluation of its future success or failure can be made.  We expect expenses to increase as we implement initiatives designed to continue to grow our business, including, among other things, the development and marketing of new game/applications, international expansion, expansion of our infrastructure, acquisition of content, and general and administrative expenses associated with being a public company. If we do not have sufficient revenues to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable and may have to cease operations. There can be no assurance that we will generate revenues and continue operations.

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

        We have not generated revenues to date, and the future revenue potential of our business in the market is uncertain. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties encountered by companies in our stage of development. As a development stage company in the emerging mobile entertainment industry, we face increased risks, uncertainties, expenses and difficulties. If we are unable to address these risks and uncertainties, our business and results of operations to suffer, which could adversely impact our operating results and financial condition.

        The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

        The development, distribution and sale of mobile game/applications is a highly competitive business. Our primary competitors include Digital Chocolate, Electronic Arts (EA Mobile), Game/application loft, Hands-On Mobile, I-play, Namco, Glu Mobile, and THQ, with Electronic Arts having the largest market share of any company in the mobile game/applications market. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. In the future, likely competitors include major media companies, traditional video game/application publishers, content aggregators, mobile software providers and independent mobile game/application publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile game/applications. If wireless carriers enter the mobile game/application market as publishers, they might refuse to distribute some or all of our game/applications or might deny us access to all or part of their networks.

        Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;
•	stronger brand and consumer recognition regionally or worldwide;
•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;
•	more substantial intellectual property of their own from which they can develop game/applications without having to pay royalties;
•	pre-existing relationships with brand owners or third parties that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;
•	greater resources to make acquisitions;
•	lower labor and development costs; and
•	broader global distribution and presence.

        If we are unable to compete effectively or we are not as successful as our competitors in our target markets, we may have limited sales, our sales could decline, our margins could decline or we could lose market share, any of which would materially harm our business, operating results and financial condition.

        We will rely on third parties to market and distribute our game/applications and the loss of or a change in any of these significant third party relationships could cause us to lose access to their subscribers and thus materially reduce our future revenues.

        Our future success is highly dependent upon maintaining successful relationships with third parties. A significant portion of our revenues may be derived from a very limited number of customers. We expect that we will generate a substantial majority of our revenues through distribution relationships with limited customers for the foreseeable future. Our failure to maintain our relationships with these customers would materially reduce our future revenue potential and thus harm our business, operating results and financial condition.

        We do not believe that any of our future third party agreements will establish us as the exclusive provider of mobile game/applications with the customers and will generally have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, we expect that our customers will be able to terminate these agreements early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. We expect the agreements will generally not obligate the customer to market or distribute any of our game/applications. In many of these agreements, we expect to have to warrant that our game/applications do not contain libelous or obscene content, do not contain material defects or viruses, and do not violate third-party intellectual property rights and that we will indemnify the customer for any breach of a third parties intellectual property. In addition, we expect our agreements with a substantial minority of our customers to allow the third party to set the retail price at a level different from the price implied by our negotiated revenue split, without a corresponding change to our wholesale price to the third party. If one of these customers raises the retail price of one of our game/applications, unit demand for that game/application might decline, reducing our revenues, without necessarily reducing, and perhaps increasing, the total revenues that the customer receives from sales of that game/application.

        Many other factors outside our control could impair our ability to generate revenues through a given customer, including the following:

•	the customers preference for our competitors' mobile game/applications rather than ours;
•	the customers decision not to include or highlight our game/applications on the deck of its mobile handsets;
•	the customers decision to discontinue the sale of our mobile game/applications or all mobile game/applications like ours;
•	the customers decision to offer game/applications to its subscribers without charge or at reduced prices;
•	the customers decision to require market development funds from publishers like us;
•	the customers decision to restrict or alter subscription or other terms for downloading our game/applications;
•	a failure of the customers merchandising, provisioning or billing systems;
•	the customers decision to offer its own competing mobile game/applications; and
•	consolidation among third parties.

        If any customers decide not to market or distribute our game/applications or decide to terminate, not renew or modify the terms of its agreement with us or if there is consolidation among customers generally, we may be unable to replace the affected agreement with acceptable alternatives, causing us to lose access to that customers’ subscribers and the revenues they afford us, which could materially harm our business, operating results and financial condition.

        End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile game/applications that achieve market acceptance, our sales would suffer.

        Our business depends on developing and publishing mobile game/applications that wireless customers will place on their handsets and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of game/applications and introduce new game/applications, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing game/applications and the availability of other entertainment activities. If our game/applications and related applications are not responsive to the requirements of our customers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our game/applications are successfully introduced and initially adopted, a subsequent shift in our customers or the entertainment preferences of end users could cause a decline in our game/applications’ popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

        We will likely depend on a limited number of game/applications for a majority of our revenues.

        In our industry, new game/applications are frequently introduced, but a relatively small number of game/applications account for a significant portion of industry sales. Similarly, a significant portion of anticipated revenues may come from a limited number of mobile game/applications. We expect to release a relatively small number of new game/applications each year for the foreseeable future and that we will be dependent upon a limited number of applications and customers for a large portion of our revenues. As a result of a majority of our revenues being derived from a small number of wireless third parties, if any provider is unable to fulfill its payment obligations to us under our third party agreements with them, our revenues could decline significantly and our financial condition might be harmed.

        Our business and growth may suffer if we are unable to hire and retain key personnel, who are in high demand.

        We are currently and believe we will continue to be entirely dependent on Aaron Lamkin, our Chief Executive Officer and Matthew Diehl, our Chief Operating Officer. The loss of the services of either Mr. Lamkin or Mr. Diehl, or any other key employees or officers we hire in the future could harm our business.

        Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. We expect to face intense competition for qualified individuals from numerous technology, marketing and mobile entertainment companies. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, it may have a material adverse effect upon our business, operating results and financial condition.

        Wireless service providers generally will control the price charged for our mobile game/applications and the billing and collection for sales of our mobile game/applications and could make decisions detrimental to us.

        Wireless service providers generally will control the price charged for our mobile game/applications either by approving or establishing the price of the game/applications charged to their subscribers. The anticipated third party agreements may also restrict our ability to change prices. In cases where third party approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the third parties for our game/applications, or changes in these prices could adversely affect market acceptance of those game/applications. Similarly, when we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these third parties in adjusting the retail price for our game/applications, could adversely affect sales volume and our revenues for those game/applications.

        Third parties and other distributors also control billings and collections for our game/applications, either directly or through third-party service providers. If our third parties or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the third party. This could harm our business, operating results and financial condition.

        We may be unable to develop and introduce in a timely manner new mobile game/applications, and our game/applications may have defects, which could harm our brand.

        The planned timing and introduction of new original mobile game/applications and game/applications based on licensed intellectual property are subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new game/applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our game/applications is introduced with defects, errors or failures, we could experience decreased sales, loss of end users, damage to our third party relationships and damage to our reputation and brand. Our attractiveness to branded content licensors might also be reduced. In addition, new game/applications may not achieve sufficient market acceptance to offset the costs of development, which could materially harm our business, operating results and financial condition.

        If independent, third-party developers cease development of new game/applications for us and we are unable to find comparable replacements, we may have to reduce the number of game/applications that we intend to introduce, delay the introduction of some game/applications or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our competitive position may be adversely impacted.

        We intend to rely on independent third-party developers to develop certain of our game/applications, which subjects us to the following risks:

•	key developers who worked for us in the past may choose to work for or be acquired by our competitors;
•	developers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and
•	our developers may be unable or unwilling to allocate sufficient resources to complete our game/applications in a timely or satisfactory manner or at all.

        If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we may have to reduce the number of game/applications that we intend to introduce, delay the introduction of some game/applications or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our business, operating results and financial condition could be harmed.

        If one or more of our game/applications were found to contain hidden, objectionable content, our reputation and operating results could suffer.

        Historically, many video game/applications have been designed to include hidden content and game/application play features that are accessible through the use of in-game/application cheat codes or other technological means that are intended to enhance the game/application play experience. These features have been common in console and computer game/applications. However, in several recent cases, hidden content or features have been included in other publishers’ products by an employee who was not authorized to do so or by an outside developer without the knowledge of the publisher. From time to time, some of this hidden content and these hidden features have contained profanity, graphic violence and sexually explicit or otherwise objectionable material. Our design and porting process and the constraints on the file size of our game/applications reduce the possibility of hidden, objectionable content appearing in the game/applications we publish. Nonetheless, these processes and constraints may not prevent this content from being included in our game/applications. If a game/application we published were found to contain hidden, objectionable content, our wireless third parties and other distributors of our game/applications could refuse to sell it, consumers could refuse to buy it or demand a refund of their money, and, if the game/application was based on licensed content, the licensor could demand that we incur significant expense to remove the objectionable content from the game/application and all ported versions of the game/application. This could have a materially negative impact on our business, operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other game/applications we sell and our attractiveness to content licensors and third parties or other distributors of our game/applications. If any of these consequences were to occur, our business, operating results and financial condition could be significantly harmed.

        If we do not adequately protect our intellectual property rights, it may be possible for third parties to obtain and improperly use our intellectual property and our competitive position may be adversely affected.

        Our intellectual property is and will be an essential element of our business. We intend to rely on a combination of copyright, trademark, trade secret and other intellectual property laws and restrictions on disclosure to protect our intellectual property rights. To date, we have not sought patent protection. Consequently, we will not be able to protect our technologies from independent invention by third parties. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise to obtain and use our technology and game/applications. Monitoring unauthorized use of our game/applications is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and game/applications, particularly internationally where the laws may not protect our intellectual property rights as fully as in the United States. In the future, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

        In addition, although we intend to require our third-party developers to sign agreements not to disclose or improperly use our trade secrets and acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and improperly use our intellectual properties without our consent. This could harm our business, operating results and financial condition.

        Third parties may sue us for intellectual property infringement, which, if successful, may disrupt our business and could require us to pay significant damage awards.

        Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we might be enjoined from using our or our licensed intellectual property, we might incur significant licensing fees and we might be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or game/applications or to license the infringed or similar technology or game/applications on a timely basis could force us to withdraw game/applications from the market or prevent us from introducing new game/applications. In addition, even if we are able to license the infringed or similar technology or game/applications, license fees could be substantial and the terms of these licenses could be burdensome, which might adversely affect our operating results. We might also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us might result in substantial monetary liabilities and might materially disrupt the conduct of our business.

        Indemnity provisions in various agreements may potentially expose us to substantial liability for intellectual property infringement, damages caused by malicious software and other losses.

        In the ordinary course of our business, certain of the agreements we may enter into with third parties and other distributors may include indemnification provisions. In these provisions, we may agree to indemnify them for losses suffered or incurred in connection with our game/applications, including as a result of intellectual property infringement and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions may be perpetual after execution of the corresponding license agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions may be unlimited. Large future indemnity payments could harm our business, operating results and financial condition.

        We will need to raise additional capital to continue operations, and we may not be able to raise capital on terms acceptable to us or at all.

        The continued operation of our business will require an immediate capital infusion and we will need to seek additional capital, likely through debt or equity financings, to continue operations. We may not be able to raise needed cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, it may have a material adverse effect upon the Company, its results of operations, and may require us to cease operations.

        Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

        Nevada law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

        Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our board of directors.

        As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As indicated in this Annual Report, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

        In order to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts may also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Over the Counter Bulletin Board.

        Lack of Diversification

        Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

        Going Concern

        The independent auditor’s report accompanying the Company’s audited January 31, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern (the “Going Concern Paragraph”). The audited January 31, 2009 consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would lose all of your investment in the Company.

Risks Relating to Our Industry

        Wireless communications technologies are changing rapidly, and we may not be successful in working with these new technologies.

        Wireless network and mobile handset technologies are undergoing rapid innovation. New handsets with more advanced processors and supporting advanced programming languages continue to be introduced. In addition, networks that enable enhanced features, such as multiplayer technology, are being developed and deployed. We have no control over the demand for, or success of, these products or technologies. The development of new, technologically advanced game/applications to match the advancements in handset technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. If we fail to anticipate and adapt to these and other technological changes, the available channels for our game/applications may be limited and our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop mobile game/applications to accommodate evolving industry standards and improve the performance and reliability of our game/applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our game/applications.

        Technology changes in our industry will require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our game/applications and other mobile entertainment products competitive in the market. Therefore, we will likely have to start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products may be technologically inferior to those of our competitors, less appealing to end users or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay their release until these technology goals can be achieved, which may delay or reduce our revenues, increase our development expenses and harm our reputation. Alternatively, we may increase the resources employed in an attempt either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses. In either case, our business, operating results and financial condition could be materially harmed.

        The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our game/applications.

        To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless third parties requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich game/applications, we anticipate that our per-game/application development costs will increase, which could increase the risks associated with the failure of any one game/application and could materially harm our operating results and financial condition.

        Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

        Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of game/applications and mobile handsets on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

        A shift of technology platform by wireless third parties and mobile handset manufacturers could lengthen the development period for our game/applications, increase our costs and cause our game/applications to be of lower quality or to be published later than anticipated.

        End users of game/applications must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party game/applications and related applications such as ours. Our development resources will likely be concentrated in the Apple, Google Android, and Symbian platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless third parties and there is a rapid shift to a technology platform where we do not have development experience or resources, the development period for our game/applications may be lengthened, increasing our costs, and the resulting game/applications may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

        System or network failures could reduce our sales, increase costs or result in a loss of end users of our game/applications.

        Mobile game/application publishers rely on wireless third party networks to deliver game/applications to end users and on their or other third parties’ billing systems to track and account for the downloading of their game/applications. In certain circumstances, mobile game/application publishers may also rely on their own servers to deliver game/applications on demand to end users through their third parties networks. In addition, certain subscription-based game and entertainment products require access over the mobile Internet to servers in order to enable features such as multiplayer modes, high score posting or access to information updates. Any failure of, or technical problem with, third parties or their billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our game/applications, prevent the completion of billing for a game/application, or interfere with access to some aspects of our game/applications or other products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our game/applications. For example, from time to time, our third parties have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the third parties or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

        The market for mobile game/applications is seasonal, and our results may vary significantly from period to period.

        Many new mobile handset models are released in the fourth calendar quarter to coincide with the holiday shopping season. Because many end users may download our game/applications soon after they purchase new handsets, we may experience seasonal sales increases based on the holiday selling period. However, due to the time between handset purchases and game/application purchases, most of this holiday impact will likely occur for us in our first quarter. In addition, we may seek to release many of our game/applications in conjunction with specific events. If we miss these key selling periods for any reason, our sales may suffer disproportionately. Likewise, if a key event to which our game/application release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Further, for a variety of reasons, including roaming charges for data downloads that may make purchase of our game/applications prohibitively expensive for many end users while they are traveling. For example, we may experience seasonal sales decreases during the summer, particularly in Europe. If the level of travel increases or expands to other periods, our operating results and financial condition may be harmed. Our ability to meet game/application development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our game/applications, and the need to fine-tune our game/applications prior to their release. Any failure to meet anticipated development or release schedules would likely result in a delay of revenues or possibly a significant shortfall in our revenues and cause our operating results to be materially different than anticipated.

        If a substantial number of the end users that purchase our game/applications by subscription change mobile handsets or if wireless third parties switch to subscription plans that require active monthly renewal by subscribers, our sales could suffer.

        Subscriptions will represent a significant portion of our revenues. As handset development continues, over time an increasing percentage of end users who already own one or more of our subscription game/applications will likely upgrade from their existing handsets. With some wireless third parties, it is not currently feasible for these end users to transfer their existing subscriptions from one handset to another. In addition, third parties may switch to subscription billing systems that require end users to actively renew, or opt-in, each month from current systems that passively renew unless end users take some action to opt-out of their subscriptions. In either case, unless we are able to re-sell subscriptions to these end users or replace these end users with other end users, our sales would suffer and this could harm our business, operating results and financial condition.

        Changes in government regulation of the media and wireless communications industries may adversely affect our business.

        It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless third parties. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our game/applications.

        A number of studies have examined the health effects of mobile phone use, and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, or any media reports suggesting such a link, could increase government regulation of, and reduce demand for, mobile phones and, accordingly, the demand for our game/applications and related applications, and this could harm our business, operating results and financial condition.

        Risks Relating to our Securities

        Sales of a substantial number of shares of our Common Stock into the public market may result in significant downward pressure on the price of our Common Stock and could affect the ability of our stockholders to realize the current trading price of our Common Stock.

        Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. As of April 15, 2009, we had 23,515,000 shares of Common Stock issued and outstanding (not including 19,900,000 shares held in treasury). As of April 15, 2009, there were 18,680,000 outstanding shares of our Common Stock, not held by our affiliates that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. As a result, a substantial number of our shares of Common Stock may be issued and may be available for immediate resale, which could have an adverse effect on the price of our Common Stock.

        We are currently in default under our convertible debentures issued in 2008.

         Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $238,100 of 10% Series A Convertible Debentures (the “Debentures”). On December 31, 2008, the Debentures were due and payable and are now in default. The default rate under the Debentures is 18%. If we are unable to repay these Debentures in the near future, it may have a material adverse effect upon our results of operations and may result in the Company having to cease operations.

        The trading price of our Common Stock on the Over the Counter Bulletin Board has been and may continue to fluctuate significantly.

        Since March 23, 2008, our Common Stock has traded as low as $0.005 and as high as $0.56. In addition to volatility associated with Over the Counter Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the factors discussed in this section entitled Risk Factors or for a variety of reasons outside our control. In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our Common Stock.

        Regulation of Penny Stocks

        The Company’s securities will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of investors to sell their securities in any market that might develop therefore.

        In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of securities to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Application of the penny-stock rules to our Common Stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

        We will require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.

        The continued operation of our business will require significant an immediate capital infusion and we will need to seek additional capital, likely through debt or equity financings, to continue operations. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

        Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock. We have the authority to issue without stockholder approval up to 200,000,000, shares of Common Stock (of which, as of April 25, 2009, 23,615,000 shares were issued and outstanding (not including 19,900,000 shares held in treasury). Because our Common Stock is traded on the Over the Counter Bulletin Board and is not listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because we believe that trading in our Common Stock will initially continue to be limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

Item 1B. Unresolved Staff Comments

        The Company has no unresolved comments from the SEC Staff regarding periodic or current reports under the Exchange Act.

Item 2. Properties.

        The Company’s current address is 220 Summit Blvd., #402, Broomfield, Colorado 80021. The Company’s Chief Operating Officer provides certain office space at this location to the Company free of charge.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

        Shares of our Common Stock have been traded on the Over-the-Counter Bulletin Board under the symbol “TSLI.OB” since September 29, 2008. The Company’s Common Stock was quoted on the NASD OTC Bulletin Board under the symbol “OPXI” from December 15, 2006 to March 23, 2008 and from March 24, 2008 to September 28, 2008 under the symbol “ALDM.OB”.

        The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years on a quarterly basis, as quoted by NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, markdown or commissions and may not reflect actual transactions.

	Year Ended January 31, 2009		Year Ended January 31, 2008
Three months ended:	High Bid	Low Bid	High Bid	Low Bid
April 30	0.38	0.205	0.16	0.10
July 31	0.50	0.23	0.30	0.015
October 31	0.56	0.26	0.35	0.30
January 31	0.42	0.00	0.42	0.30

        On May 6, 2009, the closing price of our Common Stock was $0.0125.

Holders

        As of April 15, 2009, the Company had approximately 20 holders of record. The number of registered shareholders does not include any estimate by the Company of the number of beneficial owners of common stock held in street name. The transfer agent for the Company’s common stock is Empire Stock Transfer Inc., 2470 St. Rose Parkway, Suite #304, Henderson, Nevada, 89074 and their telephone number is 702-818-5898.

Dividend Policy

        The Company has not declared or paid cash dividends on our Common Stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Securities Authorized For Issuance Under Compensation Plans

        The table set forth below presents the securities authorized for issuance with respect to the Company’s 2008 Omnibus Long Term Incentive Plan under which equity securities are authorized for issuance as of January 31, 2009.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity Compensation Plans approved by security holders	0	0	0
Equity Compensation Plans not approved by security holders	0 (1)	0	10,000,000
Total	0	—	10,000,000

(1)     Does not include the 57,500 shares the Company has agreed to issue Mr. Grubner in connection with his engagement as the Chief Financial Officer of the Company, which as of the date of this Annual Report, have not been issued.

Recent Sales of Unregistered Securities

        The Company has no recent sales of unregistered securities that have not been previously disclosed.

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K. The selected financial data as of January 31, 2009, and January 31, 2008, and for each of the fiscal years ended January 31, 2009, and January 31, 2008, have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-K. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Fiscal Year Ended
	January 31, 2009	January 31, 2008
Statement of Operations Data:
Revenue	0	0
(Loss) from operations	(485,276)	(260,307)
Other income (expense), net	(13,137)	0
Net loss attributable to common shareholders	(498,413)	(260,307)
Basic and diluted net loss per share	(0.01)	(0.01)
Weighted average shares outstanding	43,515,000	42,680,000

	As at
Balance Sheet Data:	January 31, 2009	January 31, 2008

Working capital	(198,621)	46,993
Current assets	57,416	58,284
Total assets	68,006	58,284
Current liabilities	256,037	11,291
Long-term liabilities	0	0
Total liabilities	256,037	11,291
Total Shareholders’ equity	(188,031)	46,993

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

        The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

        The following discussion and analysis covers our plan of operation for the next twelve months. It discusses our financial condition at January 31, 2009, and changes in our financial condition since January 31, 2008, the end of the prior fiscal year. It also covers our results of operation for the fiscal years ended January 31, 2009, and January 31, 2008. The following discussion and analysis should be read in conjunction with the audited financial statements and the related notes included elsewhere in this Form 10-K.

        The Company was previously a startup exploration stage company without operations, and was in the business of acquiring and exploring mineral resources. Effective July 17, 2008, the Company purchased certain intellectual property.

        With the newly purchased intellectual property, the Company intends to develop mobile applications and games and complete mobile technology solutions. Subject to the receipt of capital, the Company intends to become a licensed Android and Symbian developer. The Company has already become an iPhone Developer. Through the iPhone Developer program, the Company intends to access a complete set of technical resources and support from Apple, Inc. engineers. This program provides a complete and integrated process for developing, debugging, and distributing applications for the iPhone and iPod Touch. The Company currently has no revenue from the proposed plan of operations and there can be no assurance the Company will ever derive any revenue from its plan of operations. The Company needs an immediate cash infusion that if not received could mean that current operations may cease.

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

Plan of Operation

        The Company currently has certain iPhone/iPod Touch applications under development and intends to complete this development and continue to develop additional applications in the future. The Company will derive its revenue in three ways. First, it may have the application available for sale through Apple’s (NASDAQ: APPL) App Store. The applications can be purchased using a customer’s iTunes account where the money is automatically debited. Second, the Company may receive advertising dollars on applications that are made available to the public for free through Apple’s App Store. Certain applications can be made available free of charge and the Company may derive advertising revenues based on the popularity of the application. Third, the Company may charge a flat fee for development of certain applications. The client may pay this fee directly or through corporate sponsorship.

        The Company plans to derive a majority of its revenues in the next 12 months through the sale of applications for the iPhone/iPod Touch platform. Currently, the Company is working with Inked Magazine to develop an application for purchase through Apple’s App Store. The Company intends to have this application available on or about June 1, 2009. The Company intends to identify additional branding partners to have applications available for purchase that have an established customer base. It is believed that this customer base will be more likely to purchase an application that is branded and as such have a higher degree of acceptance in the marketplace.

        The Company is also currently evaluating potential technology acquisitions that would compliment its current business and clients. While there are no plans to acquire additional technology, it is always our plan to continue to evaluate technology to ensure that the Company is on the forefront of technology.

Results of Operation

Year Ended January 31, 2009 Compared to the Year Ended January 31, 2008

        The Company had no revenues or cost of sales in the year ending January 31, 2009 nor in the year ended January 31, 2008.

        The Company recognized donated rent of provided by the former President of the Company in the amount of $1,500 during the year ended January 31, 2009 compared to $3,000 for year ended January 31, 2008. Upon the change in business from mineral exploration to mobile application development, the donated rent ceased to be provided.

        General and administrative increased to $163,649 in year ended January 31, 2009 from $42,759 in 2008. Expenses increased as a result of rent on a new facility, increased expenses associated with the application development business, and additional office expenses to support development.

        Impairment of mineral properties was $150,000 during the fiscal year ended January 31, 2008 and was not present during the fiscal year ended January 31, 2009.

        Mineral exploration costs increased to $30,748 during the fiscal year ended January 31, 2009 from $22,265 during the fiscal year ended January 31, 2008. Due to the change in business from mineral exploration to mobile application development, the Company no longer has any mineral exploration costs associated with its operations.

        Payroll expense increased to $146,390 for year ended January 31, 2009 compared to $0 for year ended January 31, 2008 due to the change in business from mineral exploration to mobile application development.

        Professional expenses (consulting and professional fees) during the year ending January 31, 2009 was $114,322 as compared to $42,283 during the year ending January 31, 2008 due to the increase in accounting, auditing, and legal services connected with the change of business from mineral exploration to mobile application development.

        Consulting expense increased from $0 in fiscal year ended January 31, 2008 to $28,677 in fiscal year ended January 31, 2009 due to the use of application development consultants.

        Interest expense was $13,137 for year ended January 31, 2009 compared to $0 for year ended January 31, 2008 due to the interest accrued on the Company’s convertible debentures that are in default and other obligations.

        As a result of above, net loss during the fiscal year ended January 31, 2009 was $498,413 compared to $260,307 during the fiscal year ended January 31, 2008, an increase of $238,106.

Liquidity and Capital Resources.

        We have not generated positive cash flows from operating activities. The primary sources of capital have been from the sale of equity and debt securities. Our primary use of capital has been for payroll, professional fees, and general and administrative costs towards application development. Our working capital requirements are expected to increase in line with the growth of our business.

        We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities.

        As of January 31, 2009, the Company had $55,777 in cash and total assets of $68,006 compared to $58,052 in cash and total assets of $58,284 as of January 31, 2008.

        Cash used in Operating Activities

        Net cash used in operating activities for the years ended January 31, 2009 and 2008 was $480,638 and $96,905, respectively. The increase of cash from operating activities for the year ended January 31, 2009 was due primarily to the following items:

• The Company’s business changed from a mineral exploration company with minimal activities to an application development company; and

• Expenses increased from $260,307 for the year ended January 31, 2008 to $498,413 for the year ended January 31, 2009 due to increased activity surrounding the application development business reflected in increased payroll, professional fees, and general and administrative expenses.

        Liabilities increased $244,746 for year ended January 31, 2009 primarily due to financing activities of notes totaling $242,900 in principal and $13,137 in accrued interest.

Financing Activities

        Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $238,100 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $11,098 has been accrued through January 31, 2009 on these debentures.

        On September 5, 2008, the Company executed a promissory note in the amount of $30,000 due on March 31, 2009. The note carries an 18% interest rate. Interest in the amount of $2,038.86 has been accrued through January 31, 2009 on this note. The note is in default.

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

Off-Balance Sheet Transactions

        We are not a party to any “off-balance sheet transactions” as defined in Item 301 of Regulation S-K.

Recent Accounting Pronouncements

        On January 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”   SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests" -- see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 may have on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

        This Statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not believe implementation of SFAS 162 will have a material impact on its financial statements.

        In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

        In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

        The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.

        Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Critical Accounting Policies and Estimates.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight line method based on the estimated useful lives of the assets, all estimated at five years. There are no capitalized leasehold improvements.

Fair Value of Financial Instruments

        The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of January 31, 2009 and 2008.

Contractual Obligations

        The following table sets forth information with respect to our contractual obligations as of January 31, 2009.

Payments Due By Period

	Total		Less than 1 year		1 to 3 years	4 to 5 years	More than 5 years
10% Series A Convertible Debentures	$224,000	(1)	$224,000	(1)	$0	$0	$0

(1)     On December 31, 2008, the Debentures were due and payable and are now in default.

Item 7(A). Quantitative and Qualitative Disclosure About Market Risk

        None.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15, “Exhibits.”

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

        None.

Item 9(T)A. Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of January 31, 2009.

        In performing this assessment, our management identified the following material weaknesses: (i) absence of adequate segregation of duties relating to oversight and (ii) management of our systems. In light of the conclusion that our internal control over financial reporting was not effective, our management intends to design a plan in the fiscal year ended January 31, 2009, intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. Our management has implemented portions of, and is in the process of implementing the remainder of this plan through the implementation of certain remedial measures, which include:

      1.        Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified).

      2.        The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts.

      3.        Retaining the services of additional accounting employees to enhance our financial reporting capabilities.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

        We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B. Other Information

        On August 26, 2008, the Company entered into a three-year lease for 5,100 square feet of office space located at 651 Corporate Circle, Suite 116, Golden, Colorado 80401. Effective December 31, 2008, the Company discontinued leasing this office space and terminated the lease.

        Subsequent to our fiscal year ended January 31, 2009, Michael Stemple, a former officer and director of the Company and certain of his family members gifted to the Company 19,900,000 shares that they previously owned or exercised beneficial control over. These shares are currently classified as Treasury Shares. As a result of this transaction, a change in control of the Company was effected. In connection with the change in control, Aaron Lamkin was appointed to the Board of Directors pursuant to an understanding between the Company and Mr. Stemple, whereby, among other things, Mr. Stemple and his family members would appoint Mr. Lamkin a member of the Board of Directors of the Company and gift their shares to the Company and the Company would reimburse Mr. Stemple for certain fees he incurred as a result of his relationship with the Company as an officer, director and shareholder. As a result of this transaction, control of the Company is currently held by various individuals and entities, each of whom, to the Company’s knowledge, own no more than 10% of the Company’s issued and outstanding common stock. The business of the Company as described above remained unchanged before and after the change of control.

PART III

Item 10: Directors, Executive Officers, Promoters and Corporate Governance

        Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Aaron Lamkin	32	President, CEO and Director
Matthew Diehl	32	Chief Operating Officer and Director
Steve Grubner	50	Chief Financial Officer

        All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

        The following information summarizes the business experience of our officers and directors:

        Aaron Lamkin was appointed a member of the board of directors of the Company by the shareholders of the Company in February 2009 and was appointed the Chief Executive Officer of the Company in February 2009. Mr. Lamkin was engaged as a vice president of the Company effective February 2, 2009. Mr. Lamkin has been a manager and a member of the Regency Group, LLC since 2000. The Regency Group, LLC is a boutique investment company focusing on making investments in companies in small and emerging markets. At the Regency Group, Mr. Lamkin has consulted companies in mergers and acquisitions and continues to consult many companies on an ongoing basis. Mr. Lamkin has a Bachelor of Science degree in restaurant and resort management from Colorado State University.

        Matthew Diehl has served as the Company’s Chief Operating Officer since December 2008 and a director since February 2009. Mr. Diehl was a software product manager for LifePics, Inc. from January 2008 to November 2008, a company that operates online services for photofinishing locations. From May 2005 to November 2007, Mr. Diehl served as a sales manager and a director of operations for SendPhotos, Inc., a company that develops software for photographers before it was acquired by Avanquest Software USA. From January 2002 to June 2005, Mr. Diehl was a loan officer in retail banking and mortgage lending for JP Morgan Chase. Mr. Diehl has a Bachelor of Science degree in Electrical Engineering from Colorado State University.

        Steven M. Grubner currently serves as Chief Operating Officer of Mach One Corporation, a public company that markets and sells biologicals for Animal Wellness since June 2006. From June 2004 to June 2006, Mr. Grubner served as the Chief Financial Officer of GeneThera, Inc., a public company involved in the biotechnology industry. Prior to serving as the Chief Financial Officer of GeneThera, Inc., Mr. Grubner was the President of NVO Solutions, Inc., a Company engaged in system integration. Mr. Grubner received a Bachelor of Arts Degree in Economics from the University of Michigan and received a Juris Doctorate from the John Marshall Law School.

        There are no family relationships among directors or executive officers, nor any arrangements or understandings between any director and any other person pursuant to which any director was elected as such. The present term of office of each director will expire at the next annual meeting of stockholders.

        Our executive officers are elected annually at the first meeting of our Board of Directors held after each annual meeting of stockholders. Each executive officer holds office until his successor is duly elected and qualified, until his resignation or until removed in the manner provided by our bylaws.

        Code of Ethics

        The Company has not yet but intends to adopt a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer during the fiscal year ending Janaury 31, 2010.

Involvement in Certain Legal Proceedings

        On March 9, 2009, Aaron Lamkin, the Chief Executive Officer and a Director of the Company, and The Regency Group, LLC, a company in which Mr. Lamkin is an affiliate, among other parties, were accused by the Securities and Exchange Commission (the “SEC”) of various securities law violations in 2005 and early 2006 relating to the alleged pumping up of the stock price of two Colorado companies through fraudulent promotions and then selling shares into the market at inflated prices (Civil Action No. 09-CV-00497). The venue in which the allegations were charged is in the United States District Court for the District of Colorado (the “Court”). The allegations against Mr. Lamkin relate to alleged events that occurred prior to his affiliation with the Company.

        The SEC alleged violations against Mr. Lamkin and The Regency Group, LLC under Section 17(a), Sections 5(a) and 5(c) of the Securities Act of 1933, as amended, and Section 10(b), Section 15(a)(1), Section 13(d) and Section 16(a) of the Securities Exchange Act of 1934 and Rule 10b-5 and Rule 16a-3 thereunder.

        The SEC is seeking permanent injunctive relief and civil penalties against Mr. Lamkin and The Regency Group, LLC. Further, the SEC is seeking disgorgement of all illegal profits, prejudgment interest and penny stock bars from Mr. Lamkin and The Regency Group, LLC. A complete copy of the complaint filed with the Court by the SEC is available on the SEC website at www.sec.gov.

    Mr. Lamkin has advised the Company that he denies the SEC’s allegations against him and The Regency Group, LLC and that he intends to vigorously defend himself and The Regency Group, LLC in this matter.

Compliance With Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of copies of such reports furnished to us during the fiscal year ended January 31, 2009, all Section 16(a) filing requirements were met except that Steven Grubner and Matt Diehl each failed to timely file a Form 3 disclosing their initial reports of ownership as executive officers of the company. Messrs. Grubner and Diehl subsequently filed their respective initial reports of ownership.

Corporate Governance

        Committees and Independence

        The Company does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions. The entire board of directors of the Company, of which none of our directors are considered “independent” as defined in Section 121 of the NYSE Alternext US LLC listing standards, perform the roles of these committees. Consequently the Company has not designated an audit committee financial expert.

Item 11. Executive Compensation

Summary Compensation Table

        The following table summarizes the compensation of Mr. Grubner, Mr. Diehl and former named executive officers of the Company for the fiscal years ended January 31, 2009 and 2008. Mr. Lamkin did not become an executive officer of the Company until after the fiscal year ended January 31, 2009 and is not included on the table below.

Name and Principal Position	Fiscal Year	Salary/Consulting Fees	Bonus	Stock Awards	Option Awards	All other Compensation	Total ($)

Steve Grubner Principal Accounting and Financial Officer	2009 2008	$30,300 $0	$0 $0	$0 (1) $0	$0 $0	$0 $0	$30,300 $0
Matthew Diehl Chief Operating Officer	2009 2008	$10,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$10,000 $0
Michael Stemple, Chief Executive Officer and President (from July 17, 2008 to December 18, 2008)	2009 2008	$30,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $0
Ken Ralfs Chief Executive Officer and Chief Financial Officer (from January 2007 to July 17, 2008)	2009 2008	$9,000 $27,000 (2)(cdn)	$0 $0	$0 $0	$0 $0	$0 $0	$9,000 $27,000 (2)(cdn)

(1)     The Company has agreed to issue Mr. Grubner 57,500 shares of common stock of the Company in connection with his engagement as the Chief Financial Officer of the Company. As of the date of this Annual Report, these shares have not been issued.

(2)     This amount is in Canadian dollars and represents the monthly management fee paid to Mr. Ralfs.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

        The following is a description of the individual arrangements that we have made with Messrs. Lamkin, Grubner and Diehl with respect to their compensation. The Company has not entered into employment contracts with any of its officers and there are no outstanding equity awards or options to officers issued or outstanding.

Aaron Lamkin – Chief Executive Officer and President

        The Company has no agreements to pay Mr. Lamkin and as of the date of this Annual Report, has made no payments to Mr. Lamkin.

Steve Grubner — Principal Accounting Officer and Chief Financial Officer

        Mr. Grubner receives a $3,000 per month salary from the Company for his services as Chief Financial Officer and a consulting payment of $100 per hour spent in the compilation of the Company’s quarterly and annual reports.

Matthew Diehl — Chief Operating Officer

        Mr. Diehl receives a $5,000 per month salary from the Company for his services as Chief Operating Officer and software development project sales and management duties.

Outstanding Equity Awards at Fiscal Year End

        There are no outstanding equity awards or options to officers issued or outstanding.

Option Exercises During Fiscal Year

        There were no options exercised during the year ended January 31, 2009.

2008 Omnibus Long Term Incentive Plan

        On August 19, 2008, the board of directors of the Company approved and ratified the Company’s 2008 Omnibus Long Term Incentive Plan (the “2008 Plan”), which authorizes the issuance of up to 10,000,000 shares of the Company’s Common Stock that may be issued under the 2008 Plan.

        The purposes of the 2008 Plan are to provide those who are selected for participation in the 2008 Plan with added incentives to continue in the long-term service of the Company and to create in such persons a more direct interest in the future success of the operations of the Company by providing such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. The 2008 Plan is also designed to provide a financial incentive that will help the Company attract, retain and motivate the most qualified employees, consultants and advisors. The 2008 Plan is administered by a committee of the members of the board of directors, or in the absence of appointment of a committee, by the entire Board of Directors.

        Pursuant to the terms of the 2008 Plan, the committee may grant incentive stock options (“Incentive Options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options (“Non-Qualified Options”), restricted stock awards, stock grants and stock appreciation rights (collectively the “Awards”) to Eligible Employees and Eligible Consultants, each as defined in the 2008 Plan. Eligible Consultants are those consultants and advisors to the Company who are determined, by the committee, to be individuals whose services are important to the Company and who are eligible to receive Awards, other than Incentive Options, under the Plan. The number of Eligible Consultants will vary from time to time.

        Stock options granted under the 2008 Plan may be either Incentive Options or Non-Qualified Options. The exercise price of a stock option granted under the 2008 Plan will be determined by the committee at the time the option is granted, the exercise price may or may not be the fair market value of our Common Stock. Stock options are exercisable at the times and upon the conditions that the committee may determine, as reflected in the applicable option agreement. The committee will also determine the maximum duration of the period in which the option may be exercised, which may not exceed ten years from the date of grant. All of the shares available for issuance under the Plan may be made subject to Incentive Options.

        The option exercise price must be paid in full at the time of exercise, and is payable (in the discretion of the committee) by any one of the following methods or a combination thereof:

•	in cash or cash equivalents,
•	the surrender of previously acquired shares of our Common Stock,
•	authorization for us to withhold a number of shares otherwise payable pursuant to the exercise of an option, or
•	to the extent permitted by applicable law, through any other procedure acceptable to the committee.

        The 2008 Plan provides for awards of our Common Stock that are subject to restrictions on transferability imposed under the 2008 Plan and other restrictions that may be determined by the committee in its discretion. Such restrictions will lapse on terms established by the committee. Except as may be otherwise provided under the award agreement relating to the restricted stock, a participant granted restricted stock will have all the rights of a stockholder.

        The 2008 Plan provides that the committee, in its discretion, may award Stock Appreciation Rights (“SARs”), either in tandem with stock options or freestanding and unrelated to options. From time to time during the duration of the 2008 Plan, the committee may, in its sole discretion, adopt one or more incentive compensation arrangements for Participants pursuant to which the Participants may acquire shares of Stock, whether by purchase, outright grant, or otherwise.

        The maximum number of shares of Common Stock that are authorized for issuance under the 2008 Plan is 10,000,000.

        The Board of Directors may modify or terminate the 2008 Plan or any portion of the 2008 Plan at any time (subject to participant consent where such change would adversely affect an award previously granted to the participant), except that an amendment that requires stockholder approval in order for the 2008 Plan to continue to comply with any law, regulation or stock exchange requirement will not be effective unless approved by the requisite vote of our stockholders. In addition, the 2008 Plan or any outstanding option may not be amended to effectively decrease the exercise price of any outstanding option unless first approved by the stockholders. No awards may be granted under the 2008 Plan after the day prior to the tenth anniversary of its adoption date, but awards granted prior to that time can continue after such time in accordance with their terms.

        As of April 15, 2009, no awards have been issued or granted under the 2008 Plan.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of April 15, 2009, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers (after deducting 19,900,000 shares held in treasury). Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Aaron Lamkin 220 Summit Blvd., #402, Broomfield, Colorado 80021	500,000 (1)	2.1%
Matt Diehl 220 Summit Blvd., #402, Broomfield, Colorado 80021	0	0%
Steven Grubner 220 Summit Blvd., #402, Broomfield, Colorado 80021	57,500 (2)	0.24%
Officers and Directors (3 persons)	557,500	2.36%

5% or greater shareholders:
Goldmar Investments, LLC 2805 East Long Court Greenwood Village, Colorado 80121	2,000,000	8.5%
Panamerica Capital Group, Inc. Torres De Las Americas, Tower B 18th Floor Punta Pacifica, Panama City Republic of Panama	1,960,000	8.3%
Morning Glory Financial Corporation 1 Caribbean Place Leeward Highway Providencials Turks & Caicos	1,600,000	6.8%

(1)	Represents shares of the Company’s common stock that may be acquired at a price of $0.30 per share upon the conversion of $150,000 of convertible debentures owned by the Regency Group, LLC, in which Mr. Lamkin is a manager and a member. The Convertible Debenture was due and payable on December 31, 2008 and is currently in default. The Regency Group may exercise its right to convert the Convertible Debenture into shares of the Company’s common stock at any time until paid in full by the Company.

(2)	Represents 57,500 shares of Common Stock the Company has agreed to issue Mr. Grubner in connection with his engagement as the Chief Financial Officer of the Company, which as of the date of this Annual Report, have not been issued.

Changes In Control

        We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control of the Company.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

        Effective July 18, 2008, the entered into an Amended and Restated Intellectual Property Purchase Agreement effective July 17, 2008 (the “Agreement”) to purchase certain intellectual property from a former officer and director of the Company. The consideration for the purchase of the intellectual property was $5,000 plus the reimbursement of amounts incurred by him in connection with the business and the Agreement.

        The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month in fiscal year ending January 2008 and for portions of fiscal year ending January 31, 2009. Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007.

        For the year ended January 31, 2009, the Company recognized $1,500 (2008 — $3,000) in donated rent.

        The Company’s Chief Operating Officer provides certain office space to the Company free of charge.

        During the quarter ended October 31, 2008, the Regency Group, LLC invested $150,000 in the Company’s 10% Series A Convertible Debentures (the “Debentures”) that are convertible into shares of the Company’s Common Stock at a price of $0.30 per share. The Debentures were due and payable on December 31, 2008, bear interest at a rate of 10% per annum and are in default. The default rate on the Debentures is 18% per annum. Aaron Lamkin, our Chief Executive Officer and a director of the Company is a manager and a member of the Regency Group, LLC. As of April 30, 2009, the amount outstanding of the Debenture held by the Regency Group, LLC plus accrued interest was $164,239.

Item 14. Principal Accountant Fees and Services

        The Company currently has no audit committee of the Board of Directors and is not required to maintain such a committee since its stock is not quoted on NASDAQ or traded on any national securities exchange. Accordingly, all material decisions affecting the Company’s audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

        The following table show the fees paid or accrued by use for the audit and other services provided by Larry O’Donnell, CPA, P.C. for the fiscal periods shown:

	January 31, 2009	January 31, 2008
Audit fees	$7,200	$0
Audit related fees	0	$0
Tax fees	0	$0
All other fees	0	$0
Total	$7,200	$0

        The following table show the fees paid or accrued by use for the audit and other services provided by Manning Elliott LLP for the fiscal periods shown:

	January 31, 2009	January 31, 2008
Audit fees	$14,203	$10,950
Audit related fees	0	$0
Tax fees	0	$0
All other fees	0	$0
Total	$14,203	$10,950

        The percentage of hours expended on the principal accountant’s engagement to audit the Company’s consolidated financial statements for the fiscal year ended January 31, 2009 that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Item 15. Exhibits

(a) Financial Statements

(b) Exhibits

        The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPSLIDE, INC. By: /s/ Aaron Lamkin Aaron Lamkin, President

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2009	/s/ Aaron Lamkin Aaron Lamkin, President, CEO and Director

Date: May 13, 2009	/s/ Matthew Diehl Matthew Diehl, Director

Date: May 13, 2009	/s/ Steve Grubner Steve Grubner, Principal Accounting Officer and Chief Financial Officer

TapSlide, Inc.

Index to the Financial Statements

As of January 31, 2009 and 2008
For Each of the Two Years in the Period Ended January 31, 2009

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545 Fax (303) 369-9384 Email larryodonnellcpa@msn.com www.larryodonnellcpa.com	2228 South Fraser Street Unit I Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TapSlide, Inc.

I have audited the accompanying balance sheet of TapSlide, Inc. as of January 31, 2009 , and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period November 14, 2005 (inception) to January 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TapSlide, Inc. as of January 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period November 14, 2005 (inception) to January 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $797,920 at January 31, 2009. Additionally, for the year ended January 31, 2009, the Company incurred a net loss of $498,413. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O’Donnell, CPA, PC
Larry O’Donnell, CPA, PC

May 8, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Tapslide, Inc. (formerly Almadoro Minerals Corp.)
(Formerly an Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Tapslide, Inc. (formerly Almadoro Minerals Corp.) (Formerly an Exploration Stage Company) as of January 31, 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended and accumulated from November 14, 2005 (Date of Inception) to January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tapslide, Inc. (formerly Almadoro Minerals Corp.) as of January 31, 2008, and the results of its operations and its cash flows for the year then ended and accumulated from November 15, 2005 (Date of Inception) to January 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ “MANNING ELLIOTT LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 26, 2008

TapSlide, Inc.
Balance Sheet
As of January 31, 2009 and 2008

	Year ended January 31, 2009	Year ended January 31, 2008
Assets
Current Assets
Cash	$55,777	58,052
Prepaid expenses	1,639	232

Total Current Assets	$57,416	$58,284

Intellectual Property	10,590	—

Total Assets	68,006	58,284

	Year ended January 31, 2009	Year ended January 31, 2008
Liabilities and Stockholders' Equity
Current Liabilities

Accounts payable	$—	$3,510
Accrued liabilities	$13,137	$7,693
Due to related party (Note 3(b))	$—	$88
Convertible Notes- 10% interest Due December 31, 2008	$212,900	$—
Promissory Note- 18% interest Due March 31, 2009	$30,000	$—
Total Liabilities	$256,037	$11,291

Stockholders' Equity
Preferred Stock, $0.001 par value authorized 20,000,000
Shares; Issued and Outstanding 0 Shares	—
Common stock $.001 par value, 200,000,000 shares authorized;
43,515,000 and 43,355,000 shares issued and outstanding	43,515	43,355
Additional paid in capital	551,124	289,395
Donated Capital (Note 3(a))	15,250	13,750
Retained earnings	(797,920)	(299,507)

Total Stockholders' Equity	(188,031)	46,993

Total Liabilities & Stockholders' Equity	$68,006	$58,284

See accompanying notes to financial statements

TapSlide, Inc.
Statements of Operations
For Each of the Two Years in the Period Ending January 31, 2009 and from Inception

	Year Ending January 31,		Accumulated from November 14, 2005 to January 31,
	2009	2008	2009
Income
Revenue	$—	$—	$—

Total income	—	—	—

Cost of sales	—	—	—

Gross profit	—	—	—

Expenses

Donated expenses (Note 3(a))	1,500	3,000	15,250
General and Administrative	163,649	42,759	210,669
Impairment of mineral property (Note 5)	—	150,000	150,289
Mineral exploration costs	30,748	22,265	56,721
Payroll expense	146,390	—	146,390
Professional fees	114,322	42,283	176,797
Consulting	28,667	—	28,667

Total expenses	485,276	260,307	784,783

Loss from operations	(485,276)	(260,307)	(784,783)

Other income (expenses)
Interest expense	(13,137)	—	(13,137)

Net loss	(498,413)	(260,307)	(797,920)

Loss per common share	$(0.01)	$(0.01)	$(0.02)

Average weighted shares	43,515,000	42,680,000	100

See accompanying notes to financial statements

TapSlide, Inc.
Statements of Stockholders’ Equity
For the Period Ended January 31, 2009

	Common Stock		Treasury Stock		Paid in	Donated	Accumulated
	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Total
Balance as of November 14, 2005

Issued to Officer (adjusted for 7:1 split June 13, 2007)	24,000,000	$24,000	—	—	$(21,000)	—	—	$3,000

Issued for Capital receipt (adjusted for 7:1 split June 13, 2007)	13,400,000	13,400	—	—	$3,350	—	—	$16,750

Issued for Capital receipt (adjusted for 7:1 split June 13, 2007)	5,280,000	$5,280	—	—	$27,720	—	—	$33,000

Donated services and expenses	—	—	—	—	—	$2,250	—	$2,250

Net Loss January 31, 2006	—	—	—	—	—	—	$(8,697)	$(8,697)

Balance as of January 31, 2006	42,680,000	42,680	—	—	10,070	$2,250	(8,697)	46,303

Donated services and expenses	—	—	—	—	—	8,500	—	8,500

Net Loss January 31, 2007	—	—	—	—	—	—	$(30,503)	$(30,503)

Balance as of January 31, 2007	42,680,000	42,680	—	—	10,070	10,750	(39,200)	24,300

Issued for Capital receipt	100,000	$100	—	—	$29,900	—	—	$30,000

Issued for Capital receipt	200,000	$200	—	—	$99,800	—	—	$100,000

Issued for Capital receipt	375,000	$375	—	—	$149,625	—	—	$150,000

Donated rent	—	—	—	—	—	$3,000	—	$3,000

Net Loss January 31, 2008	—	—	—	—	—	—	$(260,307)	$(260,307)

Balance as of January 31, 2008	43,355,000	$43,355	—	—	$289,395	$13,750	$(299,507)	$46,993

Issued for Capital receipt	160,000	$160	—	—	$47,840	—	—	$48,000

Donated rent	—	—	—	—	—	$1,500	—	$1,500

Additional paid in capital	—	—	—	—	$213,889	—	—	$213,889

Net loss January 31, 2009	—	—	—	—	—	—	$(498,413)	$(498,413)

Balance as of January 31, 2009	43,515,000	43,515	—	—	551,124	15,250	(797,920)	(188,031)

See accompanying notes to financial statements

TapSlide, Inc.
Statements of Cash Flow
For Each of Two Years in the Period Ended January 31, 2009

	Period Ended January 31,		Inception November 14, 2005 to January 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(498,413)	$260,307	$(797,920)

Noncash items included in net income
Donated expenses	$1,500	$3,000	$15,250
Impairment of mineral property	$—	$150,000	$150,289
(Increase) Decrease in:
Prepaid expenses	$232	$3,178	$(10,506)
Increase (decrease) in:
Accounts payable	$2,994	$7,211	$21,637
Due to related parties	$(88)	$13	$3,066
Accrued liabilities	$13,137	—	—

Total adjustments	$17,775	$163,402	$179,736

Net cash used in operating activities	$(480,638)	$423,709	$(618,184)

Cash flows from investing activities:
Mineral property acquisition costs	$—	$(150,000)	$(150,289)

Net Cash Used in Investing Activities	$—	$(150,000)	$(150,289)

Cash flows from financing activities:
Proceeds from issuance of stock	$48,000	$280,000	$380,750
Additional Capital	$430,363	—	$430,363
Net cash provided by financing activities	$478,363	$280,000	$811,113

Net increase (decrease) in cash	$(2,275)	$33,095	$42,640

Cash, beginning of period	58,052	24,957	0

Cash, end of period	$55,777	$58,052	$42,640

See accompanying notes to financial statements

TapSlide, Inc.
Notes to the Financial Statements
As of January 31, 2009 and 2008
For Each of the Two Years in the Period Ended January 31, 2009

NOTE 1. NATURE OF BUSINESS

TapSlide, Inc. (formerly Almadoro Minerals Corp. and formerly Opes Exploration Inc.) (the “Company”) was incorporated in the State of Nevada on November 14, 2005 under the name Opes Exploration Inc. On March 24, 2008, the Company changed its name to Almadoro Minerals Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. Until June 17, 2008, the Company was an exploration stage company.  Almadoro’s principal business was the acquisition and exploration of mineral resources.

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

The Company’s stock is listed on the Over-the-Counter listing service under the stock symbol TSLI.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TapSlide, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from sales are recognized when invoiced.

Going Concern Uncertainty

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of January 31, 2009, the Company has accumulated losses of $797,920 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will require significant additional funding in order to continue operations achieve our business plan and our current cash position and revenues, if any, will not be able to sustain our proposed operations. The Company intends to attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding. We believe that some limited portion of the required funds could be generated from operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under U.S. GAAP and has not generated any revenues from its operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

We place our cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $250,000 insurance limit.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which is 5 to 10 years. Betterments, which extend the life of the asset, are capitalized, and maintenance and repairs are expensed as incurred.

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

Impairment of Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long lived assets are to be held and reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long lived assets to determine whether impairment to such value has occurred. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Research and Development Costs

Research and development costs are expensed as incurred, indicating commercial viability has not been obtained. Purchased materials that do not have an alternative future use and the cost to develop prototypes of production equipment are also expensed. Costs incurred after the production process is viable and a working model of the equipment has been completed will be capitalized as long-lived assets.

Income Taxes

We account for income taxes under the SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of January 31, 2009 and 2008, we have no accrued interest related to uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value as of January 31, 2009 and 2008. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Loss Per Share

SFAS No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Stock-based compensation

In January 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. The initial adoption of this standard had no effect on the Company’s financial statements.

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Recent Accounting Pronouncements

On January 4, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”   SFAS No. 141(R) will significantly change the accounting for business combinations such that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests" -- see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;
•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS No. 141(R) also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 15, 2008. Earlier adoption is prohibited. Management does not believe such statement will have any impact on its future financial statements.

Also, on January 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.”   SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 15, 2008, and earlier adoption is prohibited.  Management does not believe such statement will have any impact on its future financial statements.

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

In May, 2008 FASB issued SFAS 163. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3. RELATED PARTY BALANCES/TRANSACTIONS

The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month in fiscal year ending January 2008 and for portions of fiscal year ending January 31, 2009. Commencing February 1, 2007, the Company paid management fees to the President of the Company at a rate of CDN$833 per month for February and March 2007 and CDN$3,000 commencing April 2007. For the year ended January 31, 2009, the Company recognized $1,500(2007 — $1,500) in donated rent.

Effective July 17, 2008, the Company purchased certain intellectual property from a former officer and director of the Company. The consideration for the purchase of the intellectual property was $5,000 plus the reimbursement of amounts incurred by him in connection with the business and the Agreement. The Company’s Chief Operating Officer provides certain office space to the Company at no charge.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock. The Company has 43,515,000 shares of its common stock issued and outstanding at January 31, 2009. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

On March 11, 2008, the Company issued 160,000 common shares at $0.30 per common share for proceeds of $48,000.

On October 25, 2007, the Company issued 375,000 common shares at $0.40 per share for proceeds of $150,000.

On October 3, 2007, the Company issued 200,000 common shares at $0.50 per share for proceeds of $100,000.

On October 27, 2007, the Company issued 100,000 common shares at $0.30 per common share for proceeds of $30,000.

On June 13, 2007, the Company affected a forward stock split by declaring a stock dividend on the basis of seven new shares of common stock for every share of common stock outstanding. The issued and outstanding common shares increased from 5,335,000 shares of common stock to 42,680,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock. As of January 31, 2009 there are no Preferred Shares issued outstanding.

Officers and Directors Stock Compensation

Directors serve for a one-year term and are not compensated. There are currently no agreements or understandings whereby any officer or director would resign at the request of another person. None of our officers or directors is acting on behalf of or will act at the direction of any other person.

NOTE 5. INCOME TAXES

We do not have significant income tax expense or benefit from inception through January 31, 2009. Our tax net operating losses have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at January 31, 2009 and 2008. Our tax net operating loss carry forward approximates $797,920 at January 31, 2009. Some or all of such loss carry forward may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred income tax assets at January 31, 2009 and 2008 as follows:

	2009	2008
Net operating loss carryforward	$267,000	$47,530

Less valuation allowance	$(267,000)	$(47,530)

Net deferred tax asset	$—	$—

NOTE 6.   CONVERTIBLE NOTES

Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $238,100 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $11,098 has been accrued through January 31, 2009 on these debentures. The notes are convertible at a price of $0.30 cents per share. No beneficial conversion feature which needed to be recorded in accordance with EITF 98-5 arose from these transactions.

NOTE 7. OTHER EVENTS

In the first quarter of the current fiscal year, a former officer and director of the Company and his family members gifted to the company 19,900,000 shares that they previously owned or exercised beneficial control over. These shares are currently with our transfer agent and are classified as Treasury Shares. As a result of this transaction, a change of control was effected.