Form 10-Q
period 2009-04-30
TapSlide, Inc.
filed 2009-06-19
CIK 1358652

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-52056

TAPSLIDE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-311760
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

220 Summit Blvd. #402, Broomfield, Colorado 80021
(Address of principal executive offices)

866-469-3083
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.    Yes  ☒    No  ☐

As of June 15, 2009, 23,615,000 shares of Common Stock were outstanding (not including 19,900,000 shares held in treasury).

TapSlide, Inc.

TapSlide, Inc.

Balance Sheet

	April 30, 2009 (unaudited)	January 31, 2009
Assets
Current Assets
Cash	$6,593	55,777
Prepaid expenses	1,451	1,639

Total Current Assets	$8,044	$57,416

Intellectual Property	10,590	10,590

Total Assets	18,634	68,006

	April 30, 2009 (unaudited)	January 31, 2009
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$—	$—
Accrued liabilities	$23,628	$13,137
Due to related party (Note 3)	$150,000	$—
Convertible Notes- 10% interest Due December 31, 2008	$62,900	$212,900
Promissory Note- 18% interest Due March 31, 2009	$30,000	$30,000
Total Liabilities	$266,528	$256,037

Stockholders' Equity
Preferred Stock, $0.001 par value authorized 20,000,000
Shares; Issued and Outstanding 0 Shares	—	—
Common stock $.001 par value, 200,000,000 shares authorized;
43,515,000 and 43,515,000 shares issued and outstanding	43,515	43,515
Treasury Stock- 19,900,000 shares	(19,900)	—
Additional paid in capital	551,124	551,124
Donated Capital	15,250	15,250
Retained earnings	(857,783)	(797,920)
Total Stockholders' Equity	(247,894)	(188,031)

Total Liabilities & Stockholders' Equity	$18,634	$68,006

See accompanying notes to financial statements

TapSlide, Inc.
Statements of Operations

For the Three Months Ending April 30, 2009 (unaudited), April 30, 3008 (unaudited) and from Inception (unaudited)

	Three Months Ending April 30,		Accumulated from November 14, 2005 to April 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)
Income
Revenue	$—	$—	$—

Total income	—	—	—

Cost of sales	—	—	—

Gross profit	—	—	—

Expenses
Donated expenses (Note 3(a))	—	750	15,250
General and Administrative	3,078	9,882	213,747
Impairment of mineral property (Note 5)	—	—	150,289
Mineral exploration costs	—	50,748	56,721
Payroll expense	16,695	—	163,085
Professional fees	8,872	10,366	185,669
Consulting	20,727	—	49,394

Total expenses	49,372	71,746	834,155

Loss from operations	(49,372)	(71,746)	(834,155)
Other income (expenses)
Interest expense	(10,491)	—	(23,628)
Net loss	(59, 863)	(71,746)	(857,783)
Loss per common share	$(0.01)	$(0.01)	$(0.02)
Average weighted shares	43,515,000	43,443,900

See accompanying notes to financial statements

TapSlide, Inc.

Statements of Stockholders’ Equity

For the Period Ended April 30, 2009 (unaudited)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid in Capital	Donated Capital	Accumulated Deficit	Total
Balance as of January 31, 2007	42,680,000	42,680	—	—	10,070	10,750	(39,200)	24,300
Issued for Capital receipt	100,000	$100	—	—	$29,900	—	—	30,000
Issued for Capital receipt	200,000	$200	—	—	99,800	—	—	100,000
Issued for Capital receipt	375,000	$375	—	—	149,625	—	—	150,000
Donated rent	—	—	—	—	—	$3,000	—	$3,000
Net Loss January 31, 2008	—	—	—	—	—	—	(260,307)	(260,307)
Balance as of January 31, 2008	43,355,000	43,355	—	—	289,395	13,750	(299,507)	46,993
Issued for Capital receipt	160,000	$160	—	—	47,840	—	—	48,000
Donated rent	—	—	—	—	—	$1,500	—	$1,500
Additional paid in capital	—	—	—	—	$213,889	—	—	213,889
Net loss January 31, 2009	—	—	—	—	—	—	(498,413)	(498,413)
Balance as of January 31, 2009	43,515,000	43,515	—	—	551,124	15,250	(797,920)	(188,031)
Net loss April 30, 2009	—	—	(19,900,000)	(19,900)	—	—	(59,863)	(59,863)

Balance as of April 30, 2009	43,515,000	43,515	(19,900,000)	(19,900)	551,124	15,250	(857,783)	(247,894)

See accompanying notes to financial statements

TapSlide, Inc.

Statements of Cash Flows

For the Three Months Ending April 30, 2009 (unaudited), April 30, 3008 (unaudited) and from Inception (unaudited)

	For the Three Months Ended April 30,		Inception November 14, 2005 to April 30,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)
Cash flows from operating activities:
Net loss	$(59,863)	$(71,746)	$(857,783)

Noncash items included in net income
Donated expenses	$—	$750	$15,250
Impairment of mineral property	$—	$—	$150,289
(Increase) Decrease in:
Prepaid expenses	$188	$(24,997)	$(10,506)
Increase (decrease) in:
Accounts payable	$—	$10,434	$21,637
Due to related parties	$—	$2,978	$3,066
Accrued liabilities	$10,491

Total adjustments	$10,679	$(10,835)	$179,736

Net cash used in operating activities	$(49,184)	$(82,581)	$(678,047)

Cash flows from investing activities:
Mineral property acquisition costs	$—	$—	$(150,289)

Net Cash Used in Investing Activities	$—	$—	$(150,289)

Cash flows from financing activities:
Proceeds from issuance of stock	$—	$48,000	$380,750
Additional Capital	$—	—	$430,363
Net cash provided by financing activities	$—	$48,000	$811,113

Net increase (decrease) in cash	$(49,184)	$(34,581)	$(17,223)

Cash, beginning of period	55,777	58,052	0

Cash, end of period	$6,593	$23,471	$(17,223)

See accompanying notes to financial statements

TAPSLIDE, INC. (Formerly Almadoro Minerals Corp.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

Notes to the Financial Statements

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

Going Concern Uncertainty

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As of April 30, 2009, the Company has accumulated losses of $857,783 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company will require significant additional funding in order to continue operations and achieve its business plan and its current cash position and revenues, if any, will not be able to sustain our proposed operations. The Company intends to attempt to raise these funds by means of one or more private offerings of debt or equity securities or both. However, at this point, we have not specifically identified the type or sources of this funding. We believe that some limited portion of the required funds could be generated from operations.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We adopted FIN 48 on January 1, 2007. As a result of adoption of FIN 48, we recognized no liability for unrecognized income tax benefits. Additionally, we recognized no interest and penalties related to uncertain tax positions and as of April 30, 2009 and 2008, we have no accrued interest related to uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities approximate their fair value as of April 30, 2009 and 2008. The fair value of the Company’s notes payable to related parties approximate their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

The Company is in default on $150,000 principal amount of convertible notes to The Regency Group, LLC. Our CEO and Director Aaron Lamkin is also a member and a manager of The Regency Group, LLC.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock. The Company has 43,515,000 shares of its common stock issued and outstanding at April 30, 2009 (including 19,900,000 shares held in treasury). Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock. As of April 30, 2009 there are no Preferred Shares issued outstanding.

NOTE 5. CONVERTIBLE NOTES

Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $212,900 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $20,210 has been accrued through April 30, 2009 on these debentures. The notes are convertible at a price of $0.30 cents per share. No beneficial conversion feature which needed to be recorded in accordance with EITF 98-5 arose from these transactions.

NOTE 6. PROMISSORY NOTE

On September 8, 2008, the Company closed on an 18% promissory note in the face amount of $30,000. The note was due and payable on March 31, 2009 and is now in default. Interest in the amount of $3,875 has been accrued through April 30, 2009 on this note.

NOTE 7. OTHER EVENTS

During the quarter ended April 30, 2009, a former officer and director of the Company and his family members gifted to the company 19,900,000 shares that they previously owned or exercised beneficial control over. These shares are currently with our transfer agent and are classified as Treasury Shares.

NOTE 8. SUBSEQUENT EVENTS

On June 16, 2009, the Company accepted $43,000 under a subscription agreement with an accredited investors to purchase shares of the Company's Common Stock at a price of $.002.

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

        The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form 10-K for the fiscal year ended January 31, 2009 filed with the Commission on May 13, 2009.

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

         Subject to the receipt of capital, the Company intends to take advantage of the technologies incorporated in touch screen mobile phones. Our revenue growth rate, if any, will depend significantly on continued growth in the touch screen mobile game/application market and our ability to raise new capital, develop and attract end users to our applications. Our ability to attain revenue and profitability will be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities, of which there can be no assurance.

        The Company currently has not developed or sold any products but is in the development stage for its products. Without sufficient additional financing and the restructuring of it current debt obligations, the Company will not be able to complete the development or introduce its mobile applications into the market and may have to discontinue operations.

Results of Operation: Three months ended April 30, 2009 compared to the three months ended April 30, 2008

        The Company has had no operating revenues since its inception on November 14, 2005, through April 30, 2009.

        For the three month period ended April 30, 2009, the Company incurred total expenses of $59,863.

        During the three months ended April 30, 2009, donated expenses were $0 compared to $750 during the three months ended April 30, 2008. Donated expenses consists principally of payments to a former CEO for use of office space, which were not present during the three months ended April 30, 2009.

        During the three months ended April 30, 2009, general and administrative expenses were $3,078 compared to $9,882 during the three months ended April 30, 2008, a decrease of $6,804 or 68.9%. The decrease in general and administrative expenses was mainly due to cost saving measures to preserve working capital.

        Mineral Exploration costs was $0 during the three months ended April 30, 2009 compared to $50,748 during the three months ended April 30, 2008. During the quarter ended July 31, 2008, the Company decided to discontinue its mineral exploration program and abandon the mineral properties and accordingly has not incurred any further mineral exploration costs since then.

        During the three months ended April 30, 2009, payroll expense was $16,695 compared to $0 during the three months ended April 30, 2008. Payroll expenses consists primarily of payments to our Chief Operating Officer, our only employee.

        During the three months ended April 30, 2009, professional fees were $8,872 compared to $10,366 during the three months ended April 30, 2008, a decrease of $1,494 or 14.4%. The principal reason for the decrease was decreased legal and accounting costs for the period.

        During the three months ended April 30, 2009, consulting fees were $20,727 compared to $0 during the three months ended April 30, 2008. This increase is attributable to the use of independent consultants to aid in the application development.

Liquidity and Capital Resources

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

As of April 30, 2009, the Company had $6,593 in cash and total assets of $18,634 compared to $55,777 in cash and total assets of $68,006 as of January 31, 2009. As of April 30, 2009, the Company’s working capital was ($258,484) compared to ($188,031) as of January 31, 2009.

During the three months ended April 30, 2009, net cash used in operating activities was $49,184 compared to $82,581 during the three months ended April 30, 2008. The principal elements that contributed to the decrease of cash used in operating activities was primarily the lower net loss of $59,863 and increased accrued liabilities of $10,679.

Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $212,900 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $20,210 has been accrued through April 30, 2009 on these debentures.

On September 8, 2008, the Company executed a promissory note in the amount of $30,000 due on March 31, 2009. The note carries an 18% interest rate. Interest in the amount of $$3874.75 has been accrued through April 30, 2009 on this note. The note is in default.

On June 16, 2009, the Company accepted $43,000 under a subscription agreement with an accredited investors to purchase shares of the Company's Common Stock at a price of $.002.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

        None.

Item 4. Controls and Procedures.

         As of the end of the period covered by this report, an evaluation was carried out by the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable.

Item 1A. Risk Factors

        An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Not Applicable.

Item 3. Defaults Upon Senior Securities.

        Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $212,900 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $20,210 has been accrued through April 30, 2009 on these debentures.

        On September 5, 2008, the Company executed a promissory note in the amount of $30,000 due on March 31, 2009. The note carries an 18% interest rate. Interest in the amount of $3,874.75 has been accrued through April 30, 2009 on this note. The note is in default.

Item 4. Submission of Matters of a Vote of Security Holders

         Effective February 2, 2009, shareholders representing in excess of 50% of the total issued and outstanding shares of voting stock of the Company appointed Aaron Lamkin a member of the Board of Directors of the Company. For further information regarding Mr. Lamkin's appointment, see the information statement filed by the Company with the Securities and Exchange Commission on February 11, 2009.

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

TapSlide, Inc.
Date: June 18, 2009	By:	/s/ Aaron Lamkin
Aaron Lamkin, Chief Executive Officer

	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Financial Officer