Form 10-Q/A
period 2009-04-30
TapSlide, Inc.
filed 2009-06-19
CIK 1358652

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

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

The Company is filing this Form 10-Q/A to disclose that the Company's internal controls were not effective as of April 30, 2009.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

None.

Item 4T. Controls and Procedures.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended January 31, 2009 (the “Annual Report”).

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

TapSlide, Inc.
Date: June 19, 2009	By:	/s/ Aaron Lamkin
Aaron Lamkin, Chief Executive Officer

	By:	/s/ Steven M. Grubner
Steven M. Grubner, Chief Financial Officer