Form 10-Q
period 2009-07-31
TapSlide, Inc.
filed 2010-10-28
CIK 1358652

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-52056

TAPSLIDE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3111760
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

220 Summit Blvd. #402, Broomfield, Colorado 80021
(Address of principal executive offices)

866-469-3083
(Issuer's telephone number)
____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 607,260 shares of the Registrant’s $0.001 par value common stock outstanding as of October 22, 2010.

TapSlide, Inc.
(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.   Financial Statements

TapSlide, Inc.
(A Development Stage Enterprise)

Financial Statements

As of July 31, 2009 (unaudited) and January 31, 2009 and
for the three and six months ended July 31, 2009 and 2008 (unaudited)
and the Period November 14, 2005 (Date of Inception)
through July 31, 2009 (unaudited)

Contents

Financial Statements:

TapSlide, Inc.
 (A Development Stage Enterprise)
Balance Sheets

	July 31, 2009 (unaudited)	January 31, 2009 (audited)
Assets
Current Assets
Cash	$774	55,777
Prepaid expenses	—	1,639
Total Current Assets	774	57,416

Intellectual Property	—	10,590
Total Assets	$774	$68,006

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued liabilities	$36,256	$13,137
Accrued payroll	39,830	—
Convertible Notes- 10% interest Due December 31, 2008	62,900	212,900
Promissory Note- 18% interest Due March 31, 2009	30,000	30,000
Total Liabilities	168,986	256,037
Stockholders' Equity
Preferred Stock, $0.001 par value authorized 20,000,000
Shares; Issued and Outstanding 0 Shares	—	—
Common stock $.001 par value, 200,000,000 shares authorized;
264,060 and 184,460 shares issued and outstanding at July 31, 2010	264	43,515
Common stock payable	250,000	—
Additional paid in capital	654,705	566,374
Accumulated deficit	(1,073,101)	(797,920)
	(168,132)	(188,031)
Treasury Stock- 79,600 shares at par value	(80)	—

Total Stockholders' Deficit	(168,212)	(188,031)

Total Liabilities & Stockholders' Equity (Deficit)	$774	$68,006

See accompanying notes to financial statements

TapSlide, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended July 31,		Six Months Ended July 31,		Period November 14, 2006 (Date of Inception) through July 31, 2009
	2009	2008	2009	2008
Revenue	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—
	—	—	—	—	—

General and Administrative Expenses:
Impairment of mineral property	10,590	—	10,590	—	160,879
Mineral exploration costs	—	(20,000)	—	30,748	56,721
Payroll expenses	55,978	5,000	72,673	5,000	219,063
Professional fees	9,328	25,129	18,200	35,495	194,997
Consulting expenses	7,600	—	28,327	—	56,994
Stock based compensation	100,000	—	100,000	—	100,000
Other expenses	19,194	1,349	22,272	11,981	248,191
Total general and administrative expenses	202,690	11,478	252,062	83,224	936,845

Loss from operations	(202,690)	(11,478)	(252,062)	(83,224)	(936,845)

Other expenses:
Interest expense	(12,628)	—	(23,119)	—	(36,256)

Net loss	$(215,318)	$(11,478)	$(275,181)	$(83,224)	$(1,073,101)

Net loss per share	$(1.25)	$(0.07)	$(1.65)	$(0.48)

Weighted average number of common shares outstanding	171,992	174,060	166,751	174,060

See accompanying notes to financial statements

TapSlide, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period Ended July 31, 2009 (unaudited)

	Common Stock		Treasury Stock		Paid in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance as of January 31, 2007	170,720	$171	—	—	$63,329	—	$(39,200)	$24,300
Issued for Capital receipt	400	—	—	—	30,000	—	—	30,000
Issued for Capital receipt	800	1	—	—	99,999	—	—	100,000
Issued for Capital receipt	1,500	1	—	—	149,999	—	—	150,000
Donated rent	—	—	—	—	3,000	—	—	3,000
Net Loss January 31, 2008	—	—	—	—	—	—	(260,307)	(260,307)
Balance as of January 31, 2008	173,420	173	—	—	346,327	—	(299,507)	46,993
Issued for Capital receipt	640	1	—	—	47,999	—	—	48,000
Donated rent	—	—	—	—	1,500	—	—	1,500
Additional paid in capital	—	—	—	—	213,889	—	—	213,889
Net loss January 31, 2009	—	—	—	—	—	—	(498,413)	(498,413)
Balance as of January 31, 2009	174,060	174	—	—	609,715	—	(797,920)	(188,031)
Common stock issued for cash, 0.50 per share (June 2009) (unaudited)	86,000	86	—	—	42,914	—	—	43,000
Common stock issued for services, $0.50 per share (June 2009) (unaudited)	4,000	4	—	—	1,996	$250,000	—	252,000
Return of common stock to treasury	—	—	$(79,600)	$(80)	80	—	—	—
Net loss July 31, 2009 (unaudited)	—	—	—	—	—	—	(275,181)	(275,181)

Balance as of July 31, 2009 (unaudited)	264,060	$264	$(79,600)	$(80)	$654,705	$250,000	$(1,073,101)	$(168,212)

See accompanying notes to financial statements

TapSlide, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Six Months Ended		Period November 14, 2006 (Date of Inception) through
	July 31, 2009	July 31, 2008	July 31, 2009
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(275,181)	$(83,224)	$(1,073,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	—	1,500	15,250
Issuance of common stock or common stock payable for services	102,000	—	252,000
Impairment of mineral property	10,590	—	160,879
Decrease (increase) in prepaid expenses	1,639	(24,997)	—
Increase (decrease) in:
Accrued expenses	23,119	32,399	36,256
Accrued payroll	39,830	—	39,830
Net cash used by operating activities	(98,003)	(74,322)	(718,886)

INVESTING ACTIVITIES:
Mineral rights acquisition costs	—	—	(160,879)
Net cash used by investing activities	—	—	(160,879)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	43,000	48,000	850,539
Proceeds from related party loan	150,000	—	150,000
Proceeds from issuance of convertible notes payable	—	—	30,000
Repayment of convertible notes payable	(150,000)	—	(150,000)
Net cash provided by financing activities	43,000	48,000	880,539
NET (DECREASE) INCREASE IN CASH	(55,003)	(26,322)	774
CASH, BEGINNING OF PERIOD	55,777	58,052	—
CASH, END OF PERIOD	$774	$31,730	$774

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Conversion of $150,000 due to related party to 300,000 shares of common stock payable	$150,000	$—	$150,000

See accompanying notes to financial statements

TapSlide, Inc.
(A Development Stage Company)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 2009 and 2008 and the period November 14, 2006 (Date of Inception) through July 31, 2009, (b) the financial position at June 30, 2009 and January 31, 2009, and (c) cash flows for the six month periods ended July 31, 2009 and 2008, and the period November 14, 2006 (Date of Inception) through July 31, 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended January 31, 2009. The results of operations for the three and six month periods ended July 31, 2009 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended July 31, 2009 and since November 14, 2006 (date of inception) through July 31, 2009, the Company has had net losses of $175,181, $83,224 and $973,101, respectively. As of June 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and the issuance of debt. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Significant Accounting Policies

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended July 31, 2009 and 2008, (b) the financial position at July 31, 2009 and January 31, 2009, and (c) cash flows for the six month periods ended July 31, 2009 and 2008, have been made.

The significant accounting policies followed are:

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceed the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. The Company has recorded an impairment loss of $10,590 and $160,879 for the six months ended July 31, 2009 and the period from November 14, 2006 (Date of Inception) to July 31, 2009, respectively.

Financial instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. The Company’s Level 1 financial assets consist of cash equivalents of $774 and $55,777 as of July 31, 2009 and January 31, 2009, respectively.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed on the basis of differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for tax uncertainties under the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At July 31, 2009 and 2008, the Company had 209,667 and 209,667 potentially dilutive common shares, respectively, which were not included in the computation of loss per share.

Recent accounting pronouncements

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. Related Party Transactions

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

The Company is in default on $150,000 principal amount of convertible notes to The Regency Group, LLC. Our CEO and Director Aaron Lamkin is also a member and a manager of The Regency Group, LLC.  These notes bear interest at 18%.

On June 21, 2009, the Regency Group, LLC, provided notice to the Company of its intention to convert $150,000 in Debentures into 300,000 shares of the Company’s common stock. The Company intends to issue these shares in the future and has recorded the conversion amount as Common Stock Payable at July 31, 2009.

6. Convertible Notes

Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $212,900 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $10,099 has been accrued through July 31, 2009 on these debentures. The notes are convertible at a price of $0.30 per share.  On June 19, 2009, the board of directors of the Company reduced the conversion price of its 10% Series A Convertible Debentures from $0.30 per share to $0.002 per share (the “Conversion Price Reduction”).

7. Promissory Note

On September 8, 2008, the Company closed on an 18% promissory note in the face amount of $30,000. The note was due and payable on March 31, 2009 and is now in default. Interest in the amount of $4,685 has been accrued through July 31, 2009 on this note.

8. Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock.  Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

On March 11, 2008, the Company issued 640 common shares at $75 per common share for proceeds of $48,000.

On October 25, 2007, the Company issued 1,500 common shares at $100 per share for proceeds of $150,000.

On October 3, 2007, the Company issued 800 common shares at $125 per share for proceeds of $100,000.

On October 27, 2007, the Company issued 400 common shares at $75 per common share for proceeds of $30,000.

On June 13, 2007, the Company affected a forward stock split by declaring a stock dividend on the basis of seven new shares of common stock for every share of common stock outstanding. The issued and outstanding common shares increased from 5,335,000 shares of common stock to 42,680,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

On June 16, 2009, the Company accepted $43,000 under a subscription agreement with an accredited investor to purchase shares of the Company's common stock at a price of $.002.

During the six months ended July 31, 2009, a former officer and director of the Company and his family members gifted to the company 79,600 shares that they previously owned or exercised beneficial control over. These shares were recorded at par value and are classified as Treasury Stock in the accompanying balance sheet.

During June 2009, the Company granted stock bonuses of an aggregate of 204,000 shares of its $0.001 par value common stock (the “Grant Shares”) to its officers and directors. Aaron Lamkin, Chief Executive Officer and a member of the Company’s board of directors was granted 150,000 shares, Matthew Diehl, Chief Operating Officer and a member of the Company's board of directors was granted 50,000 shares and Steve Grubner, Chief Financial Officer was granted 4,000 shares. The shares granted to Mr. Lamkin and Mr. Diehl have not been issued at this time and the value of these shares is included in the accompanying balance sheet as common stock payable.

Preferred Stock

The Company is authorized to issue 80,000 shares of $0.001 par value preferred stock. As of July 31, 2009 there are no Preferred Shares issued outstanding.

9. Subsequent Event

On April 29, 2010 the Board of Directors approved a 1:250 reverse stock split.  The Company has reflected the reverse stock split in the July 31, 2009 financial statements.

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

The Company currently has not developed or sold any products but is in the development stage for its products. Without sufficient additional financing and the restructuring of its current debt obligations, the Company will not be able to complete the development or introduce its mobile applications into the market and may have to discontinue operations.

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

As of July 31, 2009, the Company had $774 in cash and total assets compared to $55,777 in cash and total assets of $68,006 as of January 31, 2009. As of July 31, 2009, the Company’s had a working capital deficit of $318,212 compared to $188,031 as of January 31, 2009.

During the six months ended July 31, 2009, net cash used in operating activities was $98,003 compared to $74,322 during the six months ended July 31, 2008. The principal elements that contributed to the increase of cash used in operating activities was primarily the increase in accrued expenses and accrued payroll.

Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $212,900 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $31,571 has been accrued through July 31, 2009 on these debentures.  During 2009, the Company has repaid $150,000 of the convertible notes.

On September 8, 2008, the Company executed a promissory note in the amount of $30,000 due on March 31, 2009. The note carries an 18% interest rate. Interest in the amount of $4,685 has been accrued through July 31, 2009 on this note. The note is in default.

On June 16, 2009, the Company accepted $43,000 under a subscription agreement with an accredited investor to purchase shares of the Company's Common Stock at a price of $.002.

Without sufficient additional financing and the restructuring of its current debt obligations, the Company will not be able to complete the development or introduce its mobile applications into the market and may have to discontinue operations.

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

Requirement for Additional Capital

Development costs. We currently do not have sufficient funds to meet our planned product development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

1.	We plan to spend $25,000.00 on finalizing our development of our current applications for submission to the Apple App Store.

2.	Corporate overhead of $25,000.00 for legal, accounting and other administrative costs associated with being a public company

The Company will be unable to proceed with its full planned product development program or meet its administrative expense requirements without obtaining additional financing of approximately $50,000.00 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended July 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

The Company is in default on $150,000 principal amount of convertible notes to The Regency Group, LLC. Our CEO and Director Aaron Lamkin is also a member and a manager of The Regency Group, LLC.

Between August 16, 2008 and August 30, 2008, the Company held closings on an aggregate of $212,900 of 10% Series A Convertible Debentures. On December 31, 2008, the debentures were due and payable and are now in default. Interest in the amount of $10,099 has been accrued through July 31, 2009 on these debentures. The notes are convertible at a price of $0.30 per share.  During 2009, the Company has repaid $150,000 of the convertible notes.

On September 8, 2008, the Company closed on an 18% promissory note in the face amount of $30,000. The note was due and payable on March 31, 2009 and is now in default. Interest in the amount of $4,685 has been accrued through July 31, 2009 on this note.

Item 4. Reserved

Item 5. Other Information

The Company, by resolution of its Board of Directors, dismissed its registered public accounting firm, Larry O’Donnell, CPA PC of Aurora, Colorado.  As stated in its 8-K filing, there have been no disagreements with accounting policy or application of generally accepted accounting principles from the period of their January 31, 2009 audit through the date of dismissal.

The Company has engaged the accounting firm of Peter Messineo, CPA as its registered public accounting firm.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TapSlide, Inc.

Date: October 25, 2010	By:	/s/ Aaron Lamkin
Aaron Lamkin, Chief Executive Officer

	By:	/s/ Matthew Diehl
Matthew Diehl, Principal Accounting Officer